Form 10KSB40
period 1999-05-31
CENTURY LABORATORIES INC
filed 1999-12-09
CIK 18886

U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

      |X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
            For the Fiscal Year Ended May 31, 1999

      |_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________ to ______________

                         Commission File Number 2-90519

                           Century Laboratories, Inc.
                 (Name of small business issuer in its charter)

        Delaware                                        72-0510027
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

       c/o Edwin Mendlinger, President, 160 East 65th Street - Suite 12F,
                               New York, NY 10021
               (Address of principal executive offices) (Zip Code)

                                 (212) 249-4900
                            Issuer's telephone number

       Securities registered under Section 12(b) of the Exchange Act: None
         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.01 per share
                                (Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|.

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      State issuer's revenues for its most recent fiscal year: $ 0

      At December 1, 1999 5,233,594 shares of Common Stock, $0.01 par value, of the registrant were outstanding.

      The aggregate market value of the Common Stock held by non-affiliates of the registrant on December 1, 1999 (computed by reference to the average bid and asked prices of such stock on such date) was $266,085.

Documents incorporated by reference:                        None

Transitional Small Business Disclosure Format (check one):  Yes |_| No |X|

This Report on Form 10-KSB and the other periodic reports of Century Laboratories, Inc. (the "Company") and other documents incorporated by reference or incorporated herein as exhibits, may contain forward-looking statements that involve risks and uncertainties. Our Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, our Company's ability to locate an acquisition candidate or another entity which may combine its operations with it, our Company's ability and those of management to manage growth, if any, the substantial dilution that could be experienced by existing shareholders of our Company with a potential acquisition with another entity in view of the fact that our Company's current operations have essentially ceased.

                                     PART I

Item 1. Description of Business.

General.

Our Company was originally formed as a Delaware corporation in 1958 under the name Carrtone Laboratories, Inc. We engaged in the licensing of patents held by our Company, collecting royalties on a patent and exploiting and acquiring other patents and inventions including those related to heart disease treatment, cancer treatment and asthma treatment technologies.

After pursuing our business and finding the results unsuccessful, we allowed our patents to lapse and discontinued business operations. We eventually became inactive and lacked the funds to maintain any operations. Our corporate charter was thereafter revoked on February 28, 1994 by the State of Delaware for our failure to file franchise tax reports and pay the required taxes.

We underwent an internal management restructuring in early 1998. Since January 16, 1998, a new President and Director, Edwin Mendlinger, has been serving our Company. All non- remitted franchise taxes on behalf of our Company have been paid. We filed a certificate of renewal and revival of certificate of incorporation pursuant to Section 312 of the General Corporation Law of the State of Delaware, resulting in the reinstatement of our corporate charter on March 16, 1999. We are currently searching for a merger or other possible business transaction with a suitable privately-held company.

However, we also failed to file our periodic reports with the Securities and Exchange Commission and, as a result, were delisted from the NASD Bulletin Board. We are attempting to update our SEC reporting in order that we may become potentially attractive to a privately-held company interested in becoming a publicly-held company, without the costs and the time incurred in publicly distributing its securities.

Proposed Business.

We currently have no operations, no revenues and own no assets and we have not engaged in any business activities since February 28, 1994. We intend to restructure ourselves in order to be used as a "public shell" for a suitable privately-held company with both a business history and operating assets that has the intention to become public. We do not intend to combine with a privately-held company determined to be an investment company which would then subject our Company to the Investment Company Act of 1940, as amended.

We believe a privately-held company intending to merge, consolidate or reorganize with us will have the advantage of acquiring an ownership interest in a public company without the costs and the time that would be incurred when conducting an initial public offering.

We believe that the process of selecting a suitable privately-held company and the subsequent merger or business transaction with us to become a public company may be extremely complex and risky. In our search for a suitable privately-held company to merge with us, we are determined to consider only entities which we believe have growth opportunities. Because we have no business activities and no current source of revenue we may be unable to satisfy any liabilities incurred prior to the combination with a privately-held company. If negotiations and transactions fail prior to a successful consummation, we may not be able to continue to pursue new business opportunities with other privately-held companies. If this occurs, it is foreseeable that our Company's common stock may become worthless and our stockholders may receive, if any, a nominal distribution, upon our Company's liquidation and dissolution.

We can not predict the resulting value of the merger or business transaction for the owners of the privately-held company selected for a business combination. The privately-held company selected for the business combination may incur significant expenses and costs associated with the business combination including legal, accounting and administrative fees and expenses.

Item 2. Description of Property.

We are currently utilizing office space without charge at the residence of our Company's President at 160 East 65th Street, Apartment 12 F, New York, New York 10021. The size of the space being utilized by us is quite small in view of the fact that we are presently inactive. At such time as we commence to conduct active business, or merge or otherwise combine with another entity engaged in business, our needs will no longer be met by this arrangement and we will have to acquire alternate premises, which we believe will be available in the New York metropolitan region on reasonable terms to suit our needs.

Item 3. Legal Proceedings.

We are not aware of any material pending legal proceeding to which we are a party or of which any of our property is the subject and we are not aware of our Company's involvement in violations of Federal, State or local statutes or ordinances with environmental protection.

Item 4. Submission of Matters to a Vote of Securityholders.

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of securityholders.

                                    Part III

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's Common Stock is traded over the counter and is not listed on any national or regional exchange. During the fiscal years ended May 31, 1998 and 1999, there were quotations for the Company's Common Stock by one or more dealers in the "pink sheets" published by The National Quotation Bureau, Inc. The Company is unable to determine whether such quotations are sufficient to constitute an "established public trading market" for the Company's Common Stock. It is the Company's understanding that in addition to quotations appearing in the "pink sheets", dealers have from time to time otherwise given bid and asked quotations for the Company's Common Stock.

The following table sets forth the range of high and low bid prices which have been provided to the Company for each of the quarters for the fiscal years ended May 31, 1998 and 1999. These prices as so quoted are by dealers to each other without retail mark-ups, mark-downs or commissions and do not represent actual transactions.

Fiscal Year Ended         Prices        Fiscal Year Ended        Prices
   May 31, 1998       High      Low        May 31, 1999      High       Low
   ------------       ----      ---        ------------      ----       ---

First Quarter         .001      .001    First Quarter        .02        .02

Second Quarter        .001      .001    Second Quarter       .02        .02

Third Quarter         .02       .001    Third Quarter        .02        .02

Fourth Quarter        .02       .015    Fourth Quarter       .02        .02

As of December 1, 1999, there were 2,607 holders of Common Stock of the Company.

The Company has paid no dividends with respect to its Common Stock during the past two fiscal years. The Company is not subject to any restriction (other than non-contractual business considerations) affecting its present or future ability to pay dividends with respect to its Common

Stock. However, the Company does not presently have any plans to pay dividends in the foreseeable future.

Item 6. Plan of Operation.

Plan of Business.

Within the next twelve months, we intend to restructure ourselves in order to be used as a "public shell" for a suitable privately-held company with both a business history and operating assets that has the intention to become public. We do not intend to combine with a privately-held company determined to be an investment company which would then subject our Company to the Investment Company Act of 1940, as amended. We believe a privately-held company will combine with our "public shell" in either a merger, consolidation, reorganization, or any other form which will subsequently create a publicly-held company when the two companies combine.

We believe a combination will create the advantage of acquiring an ownership interest in a public company without the costs or the time that would be incurred when conducting an initial public offering.

We believe that the process of selecting a suitable privately-held company and the subsequent merger or business transaction with us to become a public company may be extremely complex and risky. In our search for a suitable privately-held company to combine with us, we are determined to consider only companies we believe have growth potential and opportunities. There may be significant changes in the number of our employees if a business combination occurs. Because we will rely on the information as provided by the management of the potential company, there may be information concerning the potential company that we may not have discovered through our own investigative research of the management, key personnel, financial structure and facilities, or information which might have been concealed by the potential company.

We currently have no revenue, no operations and own no assets. We are an inactive Delaware corporation and may remain dormant if we do not merge or combine with another business company. We cannot predict the future financial condition of our Company. We may be unable to satisfy any liabilities incurred prior to the combination with a privately-held company. If negotiations and transactions fail prior to a successful consummation, we may not be able to continue to pursue business opportunities with other new privately-held companies. If this occurs, it is foreseeable that our Company's Common Stock may become worthless and our stockholders may receive, if any, a nominal distribution, upon our Company's liquidation and dissolution.

We can not predict the resulting value of the merger or business transaction for the owners of the privately-held company selected for the business combination. The privately-held company selected for the business combination may incur significant expenses and costs associated with the business transaction including legal, accounting and administrative fees and expenses. Further, it may be difficult for the combined companies to afford marketing campaigns, new developments or the ability to manufacture.

We can not provide any assurance that the combined company will be able to receive additional equity or debt financing or funding from a third-party if the combined company subsequently requires it.

Under Delaware Law our certificate of incorporation permits our Board of Directors to issue up to 1,000,000 shares of "blank check" Preferred Stock. Our Board of Directors also has the authority to determine the price, rights, preferences, privileges and restrictions of those shares without any further vote or action by our stockholders. If we issue preferred stock with voting and conversion rights, the rights of our common stockholders could be adversely affected by, among other things, the loss of their voting control to others. Any additional issuances could also delay, defer or prevent a change in our control, even if these actions would benefit our stockholders.

Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the rights of holders of our common stock.

Item 7. Financial Statements.

The independent auditor's report and financial statements listed in the accompanying index are filed as part of this report. See "Index to Financial Statements" on page F-1.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures.

David Suss is our Company's certified public accountant and has audited our Company's financial position for the fiscal years ending May 31, 1993 through May 31, 1999. Our former accountants, until May 31, 1992, were the firm of Nemuroff, Cosmar & Company. There were no disputes with our prior accountants.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table contains information regarding the Executive Officers and Directors of the Company:

                                                               Director
Name                   Age       Principal Occupation          Since
----                   ---       --------------------          -----

Edwin Mendlinger       64        Director, President           1998

Louis Birner           73        Director                      1999


The following is a brief description of the business experience for the past five years of the Company's Executive Officers and Directors:

      Edwin Mendlinger became our President and a director on January 16, 1998. For the last five years, Mr. Mendlinger has been President of Abbey Group, Inc., a privately owned financial services company. He received a B.S. Degree in Accounting from New York University and attended the University of Miami School of Law.

      Louis Birner became a director of our Company in April, 1999. For the last five years, he has been a practicing psychologist. He received a B.A. Degree from Brooklyn College and a Ph.D. in Psychology from Yeshiva University.

Item 10. Executive Compensation.

Mr. Mendlinger is an officer and a director of our Company and has received no monetary compensation for services rendered during his tenure. In consideration for Mr. Mendlinger's services rendered, Mr. Mendlinger was issued 244,500 share of Common Stock.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of December 1, 1999 certain information with regard to each person known by the Company to own beneficially 5% or more of the Company's Common Stock, as well as the Common Stock ownership of the all the executive officers and Directors of the Company as a group. Unless otherwise stated, the persons named in the table have sole voting and investment power with respect to all Common Stock shown as beneficially owned by them.

Name and Address                            Common Stock             Percent
of Beneficial Owner                         Beneficially Owned       of Class(1)
-------------------                         ------------------       -----------

Estate of Albert Raisin                     554,341(2)               10.59%
99 Soundview Drive
Port Washington, NY 11050

Dr. David Rubin                             332,500(3)               6.35%
8949 Montrose Way
San Diego, California 92122

Dan Schwinner                               279,750(4)               5.35%
121 Cooper Place
New Haven, CT 06515

Edwin Mendlinger                            244,500                  4.67%
160 East 65th Street, Apt. 12F
New York, New York 10021

All Directors and Officers                  244,500                  4.67%
as a Group (2 persons)

----------

      (1) Based on 5,233,594 shares outstanding as of December 1, 1999.

      (2) Includes 102,627 shares beneficially owned by the widow of Albert Raisin, Audrey M. Raisin, and 235,714 shares owned by Puritan Investors Corporation, of which Albert Raisin was former President and a director. The Estate of Albert Raisin disclaims beneficial ownership of all shares of the Common Stock of the Company owned by Audrey M. Raisin. Carrie K. Bellware, the Estate of Benjamin Raisin, the Estate of Albert Raisin, Audrey M. Raisin, and other members of their families collectively own approximately 55% of the outstanding shares of the capital stock of Puritan Investors Corporation. Carrie
K. Bellware, Audrey Raisin, the Estate of Benjamin Raisin and the Estate of Albert Raisin each disclaims beneficial ownership of all shares of the Common Stock of the Company owned by Puritan Investors Corporation.

      (3) Represents 332,500 shares presently owned by Dr. Rubin and/or his wife.

      (4) Held of record according to the records of the Transfer Agent for the Company's Common Stock. The Company does not know whether the beneficial ownership of such shares is the same as the record ownership.

Item 12. Certain Relationships and Related Transactions.

Edwin Mendlinger received 244,500 shares of our Common Stock as compensation for services rendered, as described in Item 10 of this Report.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K.

      a.       Exhibits

      3(a)(1)  Certificate of Incorporation, as amended to August 10, 1977(1)

      3(a)(2) Certificate of Amendment of Certificate of Incorporation, dated April 22, 1983(2)

      3(a)(3)  Certificate of Reduction of Capital, dated April 22, 1983(2)

      3(a)(4)  Certificate for Renewal and Revival of Charter

      3(b)     By-Laws of the Company

      4(a) Form of Common Stock Certificate for shares of Common Stock, $.01 par value per share, of the Registrant(3)

      b. No reports on Form 8-K were filed by the registrant during the fiscal quarter ended May 31, 1999.

----------

      (1) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992.

      (2) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1983.

      (3) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1981.

                                     Item 7

                          INDEX TO FINANCIAL STATEMENTS

                           Century Laboratories, Inc.

                  Years Ended May 31, 1993 through May 31, 1999

                                                                            Page
                                                                            ----

Report of Independent Auditors..............................................F-1
Balance Sheets--May 31, 1993 through May 31, 1999...........................F-2
Statements of Stockholders' Equity -- Years Ended May 31, 1993
  through May 31, 1999......................................................F-3
Statements of Operations--Years Ended May 31, 1993 through May 31, 1999.....F-4
Statements of Cash Flows--Years ended May 31, 1993 through May 31, 1999.....F-5
Notes to Financial Statements...............................................F-6

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CENTURY LABORATORIES, INC.


                                       By: /s/ Edwin Mendlinger
                                           -------------------------------------
                                           Edwin Mendlinger
                                           President

December 9, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

    Signature                   Title                              Date
    ---------                   -----                              ----

/s/ Edwin Mendlinger       President (principal executive      December 9, 1999
-----------------------    officer and principal financial
Edwin Mendlinger           and accounting officer) and
                           Director

/s/ Louis Birner           Director                            December 9, 1999
----------------------
Louis Birner