Form 10KSB40/A
period 1999-05-31
CENTURY LABORATORIES INC
filed 1999-12-10
CIK 18886

U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  FORM 10-KSB/A
(Mark One)

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

Documents incorporated by reference:                        None

Transitional Small Business Disclosure Format (check one):  Yes |_| No |X|

EXPLANATORY NOTE

This Amendment is being filed to correct the filing of the 10KSB made on December 9, 1999, which filing inadvertently omitted the required financial statements.

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

                                   DAVID SUSS
                           CERTIFIED PUBLIC ACCOUNTANT
                                 271 MADISON AVE
                                    SUITE 605
                              NEW YORK, N.Y. 10016

                                 (212) 883-1050
                                 (212) 206-4177

Board of Directors
Century Laboratories, Inc.

                          INDEPENDENT AUDITORS' REPORT

      I have audited the accompanying balance sheets of Century Laboratories, Inc. as of May 31, 1999, 1998, 1997, 1996, 1995, 1994, and 1993 and the related statements of operations, cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on our audits.

      I conducted my audits in accordance with generally accepted audited standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provide a reasonable basis for my opinion.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1. To the financial statements, the Company has no viable operations or significant assets and is dependent upon its president to provide sufficient working capital to maintain the integrity of the corporate entity. The circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note 1. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

      In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Laboratories, Inc. as of May 31, 1999, 1998, 1997, 1996, 1995, 1994 and 1993 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                             /s/ David Suss, CPA

October 18, 1999

                           CENTURY LABORATORIES, INC.
                                 BALANCE SHEETS
                                     MAY 31,

                                             1999         1998         1997         1996         1995         1994         1993
                                             ----         ----         ----         ----         ----         ----         ----
ASSETS                                             0            0            0            0            0            0            0
                                         -----------  -----------  -----------  -----------  -----------  -----------  -----------

LIABILITIES & STOCKHOLDERS'
   EQUITY

Accounts Payable and                     $    19,500  $    19,500  $   168,500  $   168,500  $   168,500  $   168,500  $   168,500
  Accrued Expenses                       -----------  -----------  -----------  -----------  -----------  -----------  -----------

Commitments & Contingencies

Stockholders' Equity:

   Common Stock, $0.01 par value,
        10,000,000 shares authorized
          5,233,594 shares issued
         and outstanding at May 31, 1999      52,336       52,336       48,401       48,401       48,401       48,401       48,401
   Additional Paid In Capital              7,287,774    7,287,774    7,142,709    7,142,709    7,142,709    7,142,709    7,142,709
   Retained Earnings (Deficit)            (7,359,610)  (7,359,610)  (7,359,610)  (7,359,610)  (7,359,610)  (7,359,610)  (7,359,610)
                                         -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                             (19,500)     (19,500)    (168,500)    (168,500)    (168,500)    (168,500)    (168,500)
                                         -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                         $         0  $         0  $         0  $         0  $         0  $         0  $         0
                                         -----------  -----------  -----------  -----------  -----------  -----------  -----------

See Notes to financial statements

                           CENTURY LABORATORIES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                               YEARS ENDED MAY 31,

                                                   Additional    Retained
                             Common Stock            Paid-In     Earnings
                           Shares     Amount         Capital     (Deficit)
                           ------     ------         -------     ---------

BALANCE June 1, 1992     4,840,094   $48,401       $7,142,709   ($7,029,540)
                         ---------   -------       ----------   -----------
Net Loss                                                           (330,070)
                                                                -----------
BALANCE May 31,1993      4,840,094    48,401        7,142,709    (7,359,610)
                         ---------   -------       ----------   -----------

BALANCE May 31, 1994     4,840,094    48,401        7,142,709    (7,359,610)
                         ---------   -------       ----------   -----------

BALANCE May 31, 1995     4,840,094    48,401        7,142,709    (7,359,610)
                         ---------   -------       ----------   -----------

BALANCE May 31, 1996     4,840,094    48,401        7,142,709    (7,359,610)
                         ---------   -------       ----------   -----------

BALANCE May 31, 1997     4,840,094    48,401        7,142,709    (7,359,610)
STOCK ISSUED               393,500     3,935          145,065
                         ---------   -------       ----------
BALANCE May 31, 1998     5,233,594    52,336        7,287,774    (7,359,610)
                         ---------   -------       ----------   -----------

BALANCE May 31, 1999     5,233,594   $52,336       $7,287,774   ($7,359,610)
                         ---------   -------       ----------   -----------

                           CENTURY LABORATORIES, INC.
                             STATEMENT OF OPERATIONS
                               YEARS ENDED MAY 31,

                        1999   1998   1997   1996   1995   1994      1993
                        ----   ----   ----   ----   ----   ----      ----

REVENUE                 $  0   $  0   $  0   $  0   $  0   $  0   $       0

EXPENSES
   Operating Expenses      0      0      0      0      0      0     330,070
                        ----   ----   ----   ----   ----   ----   ---------

NET LOSS                $  0   $  0   $  0   $  0   $  0   $  0   ($330,070)
                        ----   ----   ----   ----   ----   ----   ---------

                           CENTURY LABORATORIES, INC.
                             STATEMENT OF CASH FLOWS
                               YEARS ENDED MAY 31,

                                          1999       1998       1997       1996       1995       1994      1993
                                          ----       ----       ----       ----       ----       ----      ----
CASH FLOWS FROM OPERATING
  ACTIVITIES:

       Net Loss                              0          0          0          0          0          0    (330,070)

Adjustments to reconcile net loss
  to net cash used by operating
  activities

  Decrease in Assets & Liabilities,
      Net                                    0          0          0          0          0          0     323,642
                                                                                                         --------
Total Adjustments                            0          0          0          0          0          0     323,642
                                                                                                         --------
Net cash used by operating
    Activities                               0          0          0          0          0          0      (6,428)
                                                                                                         --------

NET DECREASE IN CASH                         0          0          0          0          0          0      (6,428)
CASH - BEGINNING                             0          0          0          0          0          0       6,428
                                                                                                         --------
CASH - END                                   0          0          0          0          0          0           0

                        See notes to Financial Statements

                           CENTURY LABORATORIES INC.

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

            Century Laboratories, Inc. (the "Company") is an inactive Delaware corporation. Century Laboratories, Inc. was originally incorporated as Carrtone. Laboratories, Inc. in 1958 under the laws of the State of Delaware. During fiscal year 1994, the Company had its charter revoked by the State of Delaware for failure to file franchise tax reports and pay the required taxes and/or fees.

            A certificate of renewal and a revival of its charter of incorporation pursuant to Section 312 of the General Corporation Law of the State of Delaware was filed, as a result the charter of the corporation was reinstated in March, 1999.

2. STOCKHOLDERS' EQUITY

            The Company issued 393,500 shares of common stock in February, 1996. Of those shares, 149,000 shares were issued to settle unpaid professional fees of $149,000 and 244,500 shares were issued to the Company's president for services rendered.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Significant Credit Risk and Estimates:

            Management of the Company uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Actual results could vary from the estimates that management uses.

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

December 10, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

    Signature                   Title                              Date
    ---------                   -----                              ----

/s/ Edwin Mendlinger       President (principal executive      December 10, 1999
-----------------------    officer and principal financial
Edwin Mendlinger           and accounting officer) and
                           Director

/s/ Louis Birner           Director                            December 10, 1999
----------------------
Louis Birner