Form 10QSB
period 1999-08-31
CENTURY LABORATORIES INC
filed 1999-12-22
CIK 18886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1999

|_|   TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

                   For the transition period from ____ to ____

                         Commission file number 2-90519

                           Century Laboratories, Inc.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

               Delaware                                   75-0510027
               --------                                   ----------
    (State or other jurisdiction of                      (IRS Employer
     incorporation or organization)                    Identification No.)

             c/o Edwin Mendlinger, President, 160 East 65th Street -
                      Suite 12F, New York, New York 10021
             -------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 249-4900
                                 --------------
                           (Issuer's telephone number)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Class of Common Stock                 Outstanding at December 1, 1999
      ---------------------                 -------------------------------
         $0.01 par value                              5,233,594

Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

                           CENTURY LABORATORIES, INC.

                                                                           Page

PART I. FINANCIAL INFORMATION

                Financial Statements:

                Consolidated Balance Sheet
                August 31, 1999 (Unaudited)                                 4

                Consolidated Statements of Operations
                Three Months Ended August 31, 1999
                and 1998 (Unaudited)                                        5

                Consolidated Statements of Cash Flows
                Three Months Ended August 31, 1999
                and 1998 (Unaudited)                                        6

                Management's Discussion and Analysis or Plan
                of Operation                                                7-8

PART II. OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K                            9

        Signatures                                                          10

                   NOTE CONCERNING FORWARD-LOOKING STATEMENTS

      Certain statements contained in this Quarterly Report on Form 10-QSB that are not statements of historical fact constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

      The accompanying interim unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended August 31, 1999 are not necessarily indicative of the results that may be expected for the year ended May 31, 2000. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended May 31, 1999.

                           Century Laboratories, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                     ASSETS

                                                                 August 31, 1999
                                                                 ---------------

Cash                                                                        -0-

Total Assets                                                                -0-
                                                                      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Accounts Payable and Accrued Expenses                                    19,500

         Total Liabilities                                               19,500

Shareholders' Equity

Common Stock, $.01 par value
 per share; 10,000,000 shares
 authorized, 5,233,594 shares
 issued and outstanding                                                  52,336

Additional paid-in Capital                                            7,287,774
Retained Earnings (deficit)                                           7,359,610
Total Shareholders' Equity (Deficit)                                    (19,500)
                                                                      ---------
Total Liabilities and
Shareholders' Equity                                                        -0-
                                                                      =========

                           Century Laboratories, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                       For the nine months ended
                                                               August 31,
                                                       -------------------------
                                                          1999            1998
                                                       ---------       ---------

Revenue:                                                     -0-             -0-
         Total Revenue                                       -0-             -0-
                                                       =========       =========
Expenses:

Professional Fees                                            -0-             -0-
Regulatory Expense                                           -0-             -0-
Advertising and Marketing                                    -0-             -0-
Miscellaneous Expense                                        -0-             -0-
Office Supplies                                              -0-             -0-
                                                       ---------       ---------

Total Expenses                                               -0-             -0-
                                                       ---------       ---------
Net Income (Loss) Before Taxes                               -0-             -0-
Net Income (Loss)                                            -0-             -0-
                                                       =========       =========
Primary Earnings Per Common Share                            -0-             -0-
                                                       =========       =========
Net Earnings (Loss)                                          -0-             -0-
                                                       =========       =========
Weighted Average Number of                             5,233,594       5,233,594
                                                       =========       =========
Common Shares Outstanding
Fully Diluted Earnings Per                                   -0-             -0-
 Common Share                                          =========       =========

Net Earnings (Loss) Per                                      -0-             -0-
 Common Share                                          =========       =========

                           Century Laboratories, Inc.
                Consolidated Statements of Cash Flows (Unaudited)

                                                        Three Months ended
                                                             August 31,
                                                        ------------------
                                                         1999        1998
                                                         ----        ----

Cash Flows from Operating                                 -0-         -0-
 Activities                                              ----        ----
Increase in Accrued Liabilities                           -0-         -0-
New Cash Used from                                        -0-         -0-
                                                         ----        ----
 Operating Activities
Cash Flows from Investing                                 -0-         -0-
                                                         ----        ----
 Activities
Total Cash Flow from                                      -0-         -0-
                                                         ----        ----
 Financing Activities
Cash at Beginning of Period                               -0-         -0-
                                                         ----        ----
Net increase (decrease)                                   -0-         -0-

Cash at End of Period                                     -0-         -0-
                                                         ====        ====

Item 2. Management's Discussion and Analysis or Plan of Operation.

Discussion of Financial Condition

      Century Laboratories, Inc. (the "Company") currently has no revenues, no operations and owns no assets. Our Company will remain illiquid until such time as a business combination transaction occurs, if ever. No prediction of the future financial condition of our Company can be made.

Plan of Business

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

      We believe that the process of selecting a suitable privately-held company and the subsequent merger or business transaction with us to become a public company may be extremely complex and risky. In our search for a suitable privately-held company to combine with us, we are determined to consider only companies we believe have growth potential and opportunities. There may be significant changes in the number of our employees if a business combination occurs. Because we will rely on the information as provided by the management of the potential company, there may be information concerning the potential company that we may not have discovered through our own investigative research of the management, key personnel, financial structure and facilities, or there may be information which might have been concealed by the potential company.

      We currently have no revenue, no operations and own no assets. We are an inactive Delaware corporation and may remain dormant if we do not merge or combine with another business company. We cannot predict the future financial condition of our Company. We may be unable to satisfy any liabilities incurred prior to the combination with a privately-held company. If negotiations and transactions fail prior to a successful consummation, we may not be able to continue to pursue business opportunities with other privately-held companies. If this occurs, it is foreseeable that our Company's Common Stock may become worthless and our stockholders may receive a nominal distribution, if any, upon our Company's liquidation and dissolution.

      We can not predict the resulting value of the merger or business transaction for the owners of the privately-held company selected for the business combination. The privately-held company selected for the business combination may incur significant expenses and costs associated with the business transaction including legal, accounting and administrative fees and expenses. Further, it may be difficult for the combined companies to afford marketing campaigns, new developments or the ability to manufacture, if any.

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

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

      (a) None.

      (b) No reports on Form 8-K were filed during the quarter ended August 31, 1999.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 20, 1999                Century Laboratories, Inc.
                                  ------------------------------------------
                                           (Registrant)


                                  By: /s/ Edwin Mendlinger
                                      --------------------------------------
                                      Edwin Mendlinger
                                      President (principal executive officer
                                      and principal financial and accounting
                                      officer)