Form 10QSB
period 1999-11-30
CENTURY LABORATORIES INC
filed 2000-01-10
CIK 18886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1999

|_|   TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

             For the transition period from ___________ to __________

                         Commission file number 2-90519
                                                -------

                           Century Laboratories, Inc.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

                Delaware                                     75-0510027
    (State or other jurisdiction of                        (IRS Employer
     incorporation or organization)                      Identification No.)

       c/o Edwin Mendlinger, President, 160 East 65th Street - Suite 12F,
       ------------------------------------------------------------------
                            New York, New York 10021
                            ------------------------
                    (Address of principal executive offices)

                                 (212) 249-4900
                                 --------------
                           (Issuer's telephone number)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

The number of shares outstanding of the issuer's common stock, par value $.01 per share, as of January 5, 2000 was 5,233,594.

Transitional Small Business Disclosure Format (Check One):     Yes |_|  No |X|

                           CENTURY LABORATORIES, INC.

                                                                          Page
PART I.  FINANCIAL INFORMATION

            Financial Statements:

            Consolidated Balance Sheet
            November 30, 1999 (Unaudited)                                   4

            Consolidated Statements of Operations
            Six Months Ended November 30, 1999
            and 1998 (Unaudited)                                            5

            Consolidated Statements of Cash Flows
            Six Months Ended November 30, 1999
            and 1998 (Unaudited)                                            6

            Management's Discussion and Analysis or Plan
            of Operation                                                    7-8

PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                 9

  Signatures                                                                10

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

      The accompanying interim unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the six months ended November 30, 1999 are not necessarily indicative of the results that may be expected for the year ended May 31, 2000. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended May 31, 1999.

                           Century Laboratories, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                     ASSETS

                                                                November 30,1999
                                                                ----------------

Cash                                                              $   22,865

Total Assets                                                          22,865
                                                                  ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Accounts Payable and Accrued Expenses                             $   19,500

         Total Liabilities                                            19,500

Shareholders' Equity

Common Stock, $.01 par value
per share; 10,000,000 shares
authorized, 5,233,594 shares
issued and outstanding                                                52,336

Additional paid-in Capital                                         7,287,774

Retained Earnings (deficit)                                        7,336,745
Total Shareholders' Equity (Deficit)                                   3,365
                                                                  ----------
Total Liabilities and
Shareholders' Equity                                              $   22,865
                                                                  ==========

                           Century Laboratories, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                     For the Six Months ended
                                                             November 30,
                                                    -------------------------

                                                       1999            1998
                                                       ----            ----
Revenue:                                            $  45,000       $     -0-

   Total Revenue                                       45,000             -0-
                                                    =========       =========
Expenses:

Commissions                                            16,875             -0-

Professional Fees                                       5,250             -0-

Regulatory Expense                                        -0-             -0-

Advertising and Marketing                                 -0-             -0-

Miscellaneous Expense                                     -0-             -0-

Office Supplies                                           -0-             -0-
                                                    ---------       ---------
Total Expenses                                         22,135             -0-
                                                    ---------       ---------

Net Income (Loss) Before Taxes                         22,865             -0-

Net Income (Loss)                                      22,865             -0-
                                                    =========       =========

Primary Earnings Per Common Share                        .004             -0-
                                                    =========       =========
Net Earnings (Loss)                                       -0-             -0-
                                                    =========       =========

Fully Diluted Earnings Per
 Common Share                                            .004             -0-
                                                    =========       =========

Net Earnings (Loss) Per
 Common Share                                       $    .004       $     -0-
                                                    =========       =========
Weighted Average Number of
 Common Shares Outstanding                          5,233,594       5,233,594
                                                    =========       =========

                           Century Laboratories, Inc.
                Consolidated Statements of Cash Flows (Unaudited)

                                                          Six Months ended
                                                             November 30,
                                                       -----------------------
                                                         1999            1998
                                                         ----            ----

Cash Flows from Operating
 Activities                                            $ 22,865          $ -0-
                                                       --------       --------

Increase in Accrued Liabilities                             -0-            -0-

New Cash Used from
 Operating Activities                                       -0-            -0-
                                                       --------       --------

Cash Flows from Investing
 Activities                                                 -0-            -0-
                                                       --------       --------

Total Cash Flow from
 Financing Activities                                       -0-            -0-
                                                       --------       --------

Cash at Beginning of Period                                 -0-            -0-
                                                       --------       --------

Net increase (decrease)                                  22,865            -0-

Cash at End of Period                                  $ 22,865       $    -0-
                                                       ========       ========

Item 2. Management's Discussion and Analysis or Plan of Operation.

Discussion of Financial Condition

      Century Laboratories, Inc. (the "Company") has little revenues. We have no operations and own no assets. During the current period, our Company received a nonrefundable deposit of approximately $45,000 pursuant to terms set forth in a purchase agreement to acquire certain shares of capital stock in our Company. The deposit was turned over to the our Company as liquidated damages when the other party defaulted on the proposed purchase. Our Company will continue to seek a sale or a business combination transaction. No prediction of the future financial condition of our Company can be made.

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

      We have little revenues. We have no operations and own no assets. We received a non-refundable deposit of approximately $45,000, during the current period, pursuant to terms set forth in a purchase agreement to acquire certain shares of capital stock in our Company. The deposit was turned over to our Company as liquidated damages when the other party defaulted on the proposed purchase. We will continue to seek a sale or business combination transaction. We are an inactive Delaware corporation and may remain dormant if we do not merge or combine with another business company. We cannot predict the future financial condition of our

Company. We may be unable to satisfy any liabilities incurred prior to the combination with a privately-held company. If negotiations and transactions fail prior to a successful consummation, we may not be able to continue to pursue business opportunities with other privately-held companies. If this occurs, it is foreseeable that our Company's Common Stock may become worthless and our stockholders may receive a nominal distribution, if any, upon our Company's liquidation and dissolution.

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

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

      (a)   None.

      (b) No reports on Form 8-K were filed during the quarter ended November 30, 1999.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 7, 2000                 Century Laboratories, Inc.
                                      -------------------------------------
                                                (Registrant)


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