Form 10QSB
period 2000-02-29
CENTURY LABORATORIES INC
filed 2000-04-06
CIK 18886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 29, 2000

[ ]   TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

                    For the transition period from____ to____

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

                                 (212) 249-4900
                                 ---------------
                           (Issuer's telephone number)

               ___________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

The number of shares outstanding of the issuer's common stock, par value $.01 per share, as of March 27, 2000 was 5,233,594.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [x ]

                           CENTURY LABORATORIES, INC.

                                                                            Page

PART I.  FINANCIAL INFORMATION

              Financial Statements:

              Consolidated Balance Sheet
              February 29, 2000 (Unaudited)                                  4

              Consolidated Statements of Operations
              Three Months Ended February 29, 2000
              and 1999 (Unaudited)                                           5

              Consolidated Statements of Operations
              Nine Months Ended February 29, 2000
              and 1999 (unaudited)                                           6

              Consolidated Statements of Cash Flows
              Nine Months Ended February 29, 2000
              and 1999 (Unaudited)                                           7

              Management's Discussion and Analysis or Plan
              of Operation                                                   8-9

PART II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                               10

     Signatures                                                              11

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

      The accompanying interim unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the nine months ended February 29, 2000 are not necessarily indicative of the results that may be expected for the year ended May 31, 2000. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended May 31, 1999.

                           Century Laboratories, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)
                           ==========================

                                     ASSETS

                                                               February 29, 2000
                                                               -----------------

Cash                                                              $    20,906

Total Assets                                                           20,906
                                                                  ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Accounts Payable and Accrued Expenses                             $    19,500

         Total Liabilities                                             19,500

Shareholders' Equity

Common Stock, $.01 par value
 per share; 10,000,000 shares
 authorized, 5,233,594 shares
 issued and outstanding                                                52,336

Additional paid-in Capital                                          7,287,774

Retained Earnings (Deficit)                                        (7,338,704)
Total Shareholders' Equity                                              1,406
                                                                  -----------
Total Liabilities and
Shareholders' Equity                                              $    20,906
                                                                  ===========

                           Century Laboratories, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)
                      =====================================

                                                      For the Three Months ended
                                                             February 29,
                                                      --------------------------

                                                         2000             1999
                                                      ---------        ---------

Revenue:                                              $   -0-          $   -0-
         Total Revenue                                    -0-              -0-
                                                      =========        =========
Expenses:

Commissions                                               -0-              -0-

Professional Fees                                         -0-              -0-

Regulatory Expense                                    $   1,068            -0-

Advertising and Marketing                                 -0-              -0-

Travel and Entertaining                               $     500            -0-

Miscellaneous Expense                                 $      66            -0-

Office Supplies                                       $     335            -0-
                                                      ---------        ---------
Total Expenses                                            1,969            -0-
                                                      ---------        ---------
Net Income (Loss) Before Taxes                           (1,969)           -0-

Net Income (Loss)                                        (1,969)           -0-
                                                      =========        =========
Primary Earnings Per Common Share                         -0-              -0-
                                                      =========        =========
Net Earnings (Loss)                                       -0-              -0-
                                                      =========        =========

Fully Diluted Earnings Per
 Common Share                                             -0-              -0-
                                                      =========        =========

Net Earnings (Loss) Per
 Common Share                                         $   -0-          $   -0-
                                                      ---------        ---------

Weighted Average Number of
Common Shares Outstanding                             5,233,594        5,233,594
                                                      =========        =========

                           Century Laboratories, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                       For the Nine Months ended
                                                           February 29, 1999
                                                       -------------------------

                                                          2000           1999
                                                       ----------      ---------

Revenue:                                               $   45,000      $   -0-

       Total Revenue                                       45,000      $   -0-
                                                       ==========      =========
Expenses:

Commissions                                                16,875          -0-

Professional Fees                                           5,250          -0-

Regulatory Expense                                          1,068          -0-

Advertising and Marketing                                   -0-            -0-

Travel and Entertaining                                       500          -0-

Miscellaneous Expense                                          66          -0-

Office Supplies                                               335          -0-
                                                       ----------      ---------
Total Expenses                                             24,094          -0-
                                                       ----------      ---------
Net Income (Loss) Before Taxes                             20,906          -0-

Net Income (Loss)                                          20,906          -0-
                                                       ==========      =========
Primary Earnings Per Common Share                            .004          -0-
                                                       ==========      =========

Net Earnings (Loss)                                         -0-            -0-
                                                       ==========      =========
Fully Diluted Earnings Per
Common Share                                                 .004          -0-
                                                       ==========      =========

Net Earnings (Loss) Per
Common Share                                           $     .004      $   -0-
                                                       ==========      =========

Weighted Average Number of
Common Shares Outstanding                               5,233,594      5,233,594
                                                       ==========      =========

                           Century Laboratories, Inc.
                Consolidated Statements of Cash Flows (Unaudited)
                =================================================

                                                        Nine Months ended
                                                           February 29,
                                                        -----------------
                                                      2000             1999
                                                      ----             ----


Cash Flows from Operating Activities                $ 20,906          $ -0-
                                                    --------          -----
Increase in Accrued Liabilities                        -0-              -0-

New Cash Used from
 Operating Activities                                  -0-              -0-
                                                    --------          -----
Cash Flows from Investing
 Activities                                            -0-              -0-
                                                    --------          -----
Total Cash Flow from
 Financing Activities                                  -0-              -0-
                                                    --------          -----
Cash at Beginning of Period                            -0-              -0-
                                                    --------          -----
Net increase (decrease)                               20,906            -0-

Cash at End of Period                               $ 20,906          $ -0-
                                                    ========          =====

Item 2. Management's Discussion and Analysis or Plan of Operation.

Discussion of Financial Condition

      Century Laboratories, Inc. (the "Company") has little revenues. We have no operations and own no assets. During the quarterly period ending November 30, 1999, our Company received a nonrefundable deposit of approximately $45,000 pursuant to terms set forth in a purchase agreement to acquire certain shares of capital stock in our Company. The deposit was turned over to our Company as liquidated damages when the other party defaulted on the proposed purchase. Our Company will continue to seek a sale or a business combination transaction. No prediction of the future financial condition of our Company can be made.

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

      We cannot predict the resulting value of the merger or business transaction for the owners of the privately-held company selected for the business combination. The privately-held company selected for the business combination may incur significant expenses and costs associated with the business transaction including legal, accounting and administrative fees and expenses. Further, it may be difficult for the combined companies to afford marketing campaigns, new developments or the ability to manufacture, if any.

      We cannot provide any assurance that the combined company will be able to receive additional equity or debt financing or funding from a third-party if the combined company subsequently requires it.

      Under Delaware Law our certificate of incorporation permits our Board of Directors to issue up to 1,000,000 shares of "blank check" preferred stock. Our Board of Directors also has the authority to determine the price, rights, preferences, privileges and restrictions of those shares without any further vote or action by our stockholders. If we issue preferred stock with voting and conversion rights, the rights of our common stockholders could be adversely affected by, among other things, the loss of their voting control to others. Any additional issuances could also delay, defer or prevent a change in control of our company, even if these actions would benefit our stockholders.

      Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the rights of holders of our common stock.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

      (a) None.

      (b) No reports on Form 8-K were filed during the quarter ended February 29, 2000.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 4, 2000                        Century Laboratories, Inc.
                                       --------------------------------
                                                (Registrant)


                                       By: /s/ Edwin Mendlinger
                                          ---------------------
                                          Edwin Mendlinger
                                          President (principal executive officer
                                          and principal financial and accounting
                                          officer)