Form 10KSB40
period 2000-05-31
CENTURY LABORATORIES INC
filed 2000-08-10
CIK 18886

U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended May 31, 2000

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to __________

                         Commission file number 2-90519
                                                -------

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

Issuer's telephone number: (212) 249-4900

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
                    -Common Stock, par value $0.01 per share
                                (Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |_| No |X|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

                            [Cover page 1 of 2 pages]

      State issuer's revenues for its most recent fiscal year: $45,000

      The aggregate market value of the Common Stock held by non-affiliates of the registrant on August 9, 2000 (computed by reference to the average bid and asked prices of such stock on such date) was $ 997,818.

      At August 9, 2000 5,233,594 shares of Common Stock, $0.01 par value, of the registrant were outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one):  Yes |_| No |X|

                            [Cover page 2 of 2 pages]

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

We underwent an internal management restructuring in early 1998. Since January 16, 1998, a new President and Director, Edwin Mendlinger, has been serving our Company. All non-remitted franchise taxes on behalf of our Company have been paid. We filed a Certificate of Renewal and Revival of Certificate of Incorporation pursuant to Section 312 of the General Corporation Law of the State of Delaware, resulting in the reinstatement of our corporate charter on March 16, 1999. We are currently searching for a merger or other possible business transaction with a suitable privately held company.

We were delisted from the NASD Bulletin Board because we failed to file our periodic reports with the Securities and Exchange Commission. However, we have recently updated our SEC reporting in order to become potentially attractive to a privately held company interested in becoming a publicly held company, without the costs and the time incurred in publicly distributing its securities.

Proposed Business.

We intend to restructure ourselves in order to be used as a "public shell" for a suitable privately held company with both a business history and operating assets that has the intention to become public. We do not intend to combine with a privately held company determined to be an investment company which would then subject our Company to the Investment Company Act of 1940, as amended.

We believe a privately held company intending to merge, consolidate or reorganize with us will have the advantage of acquiring an ownership interest in a public company without the costs and the time that would be incurred when conducting an initial public offering.

We believe that the process of selecting a suitable privately held company and the subsequent merger or business transaction with us to become a public company may be extremely complex and risky. In our search for a suitable privately held company to merge with us, we are determined to consider only entities, which we believe, have growth opportunities.

We currently have little revenues and own very limited assets. We have no viable operations. During the fiscal period ended May 31, 2000, our Company received a nonrefundable deposit of approximately $45,000 pursuant to the terms set forth in a purchase agreement to acquire certain shares of capital stock in our Company. The deposit was turned over to our Company as liquidated damages when the other party defaulted on the proposed purchase. We will continue to seek a sale or business combination transaction.

Because we have limited revenues we may be unable to satisfy any liabilities incurred prior to the combination with a privately held company. If negotiations and transactions fail prior to a successful consummation, we may not be able to continue to pursue new business opportunities with other privately held companies. If this occurs, it is foreseeable that our Company's common stock may become worthless and our stockholders may receive, if any, a nominal distribution, upon our Company's liquidation and dissolution.

We can not predict the resulting value of the merger or business transaction for the owners of the privately held company selected for a business combination. The privately held company selected for the business combination may incur significant expenses and costs associated with the business combination including legal, accounting and administrative fees and expenses.

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

Item 3. Legal Proceedings.

We are not aware of any material pending legal proceeding to which we are a party or of which any of our property is the subject. We are not aware of our Company's involvement in violations of Federal, State or local statutes or ordinances with environmental protection.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                     Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our Company's Common Stock is traded over the counter and is not listed on any national or regional exchange. During the fiscal years ended May 31, 1999 and 2000, the price of our Common Stock was quoted on the "pink sheets" published by the National Quotation Bureau, LLC (ticker symbol: "CNLB"). The "pink sheets" is an unorganized over-the-counter market that provides significantly less liquidity than established stock exchanges or the Nasdaq National Market, or the NASDAQ Bulletin Board. Quotes for stocks included in the "pink sheets" are not listed in the financial sections of newspapers as are those for established stock exchanges and the Nasdaq National Market. Our Company is unable to determine whether such quotations are sufficient to constitute an "established public trading market" for our Company's Common Stock. It is our Company's understanding that in addition to quotations appearing in the "pink sheets", dealers have from time to time otherwise given bid and asked quotations for our Company's Common Stock.

The following table sets forth the range of high and low bid prices that have been provided to our Company for each of the quarters for the fiscal years ended May 31, 1999 and 2000. These prices as so quoted are by dealers to each other without retail mark-ups, mark-downs or commissions and do not represent actual transactions.

 Fiscal Year Ended          Prices         Fiscal Year Ended      Prices
    May 31, 1999        High      Low        May 31, 2000      High      Low
    ------------        ----      ---        ------------      ----      ---
First Quarter           .02       .02      First Quarter       .031      .02
Second Quarter          .02       .02      Second Quarter      .150      .02
Third Quarter           .02       .02      Third Quarter       .250      .02
Fourth Quarter          .02       .02      Fourth Quarter      .260      .03

As of August 9, 2000, there were 2,607 holders of Common Stock of our Company.

Our Company has paid no dividends with respect to our Common Stock during the past two fiscal years. Our Company is not subject to any restriction (other than non-contractual business considerations) affecting its present or future ability to pay dividends with respect to our Common Stock. However, our Company does not presently have any plans to pay dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Discussion of Financial Condition

      We currently have little revenue and own limited assets. We have no viable operations. During the fiscal period ending May 31, 2000, our Company received a nonrefundable deposit of approximately $45,000 pursuant to terms set forth in a purchase agreement to acquire certain shares of capital stock in our Company. The deposit was turned over to our Company as liquidated damages when the other party defaulted on the proposed purchase. Our Company will continue to seek a sale or a business combination transaction. No prediction of the future financial condition of our Company can be made. By virtue of being a small business filer and having revenues for only one of the last two fiscal years, we are providing our Company's Plan of Operation.

Plan of Operation

      Within the next twelve months, we intend to restructure ourselves in order to be used as a "public shell" for a suitable privately held company with both a business history and operating assets that has the intention to become public. We do not intend to combine with a privately held company determined to be an investment company that would then subject our Company to the Investment Company Act of 1940, as amended. We believe a privately held company will combine with our "public shell" in either a merger, consolidation, reorganization, or any other form that will subsequently create a publicly held company when the two companies combine.

      We believe a combination will create the advantage of acquiring an ownership interest in a public company without the costs or the time that would be incurred when conducting an initial public offering.

      We believe that the process of selecting a suitable privately held company and the subsequent merger or business transaction with us to become a public company may be extremely complex and risky. In our search for a suitable privately held company to combine with us, we are determined to consider only companies we believe have growth potential and opportunities. There may be significant changes in the number of our employees if a business combination occurs. Because we will rely on the information as provided by the management of the potential company, there may be information concerning the potential company that we may not have discovered through our own investigative research of the management, key personnel, financial structure and facilities, or there may be information which might have been concealed by the potential company.

      We will continue to seek a sale or business combination transaction. We are an inactive Delaware corporation and may remain dormant if we do not merge or combine with another business company. We cannot predict the future financial condition of our Company. We may be unable to satisfy any liabilities incurred prior to the combination with a privately held company. If negotiations and transactions fail prior to a successful consummation, we may not be able to continue to pursue business opportunities with other privately held companies. If this occurs, it is foreseeable that our Company's Common Stock may become worthless and our stockholders may receive a nominal distribution, if any, upon our Company's liquidation and dissolution.

      We cannot predict the resulting value of a merger or business transaction for the owners of the privately held company selected for the business combination. The privately-held company selected for the business combination may incur significant expenses and costs associated with the business transaction including legal, accounting and administrative fees and expenses. Further, it may be difficult for the combined companies to afford marketing campaigns, new developments or the ability to manufacture, if any.

      We also cannot provide any assurance that the combined company will be able to receive additional equity or debt financing or funding from a third-party if the combined company subsequently requires it.

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

Item 7. Financial Statements.

The Independent Auditor's Report and financial statements listed in the accompanying index are filed as part of this report. See "Index to Financial Statements" on page 11.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table contains information regarding the Executive Officers and Directors of our Company:

                                                         Director
Name                  Age      Principal Occupation      Since
----------------      ---      --------------------      --------

Edwin Mendlinger      64       Director, President       1998

Louis Birner          73       Director                  1999

The following is a brief description of the business experience for the past five years of our Company's Executive Officers and Directors:

      Edwin Mendlinger became our President and a director on January 16, 1998. For the last five years, Mr. Mendlinger has been President of Abbey Group, Inc., a privately owned financial services company. He received a B.S. Degree in Accounting from New York University and attended the University of Miami School of Law.

      Louis Birner became a director of our Company in April 1999. For the last five years, he has been a practicing psychologist. He received a B.A. Degree from Brooklyn College and a Ph.D. in Psychology from Yeshiva University.

Item 10. Executive Compensation.

Mr. Mendlinger is an officer and a director of our Company and has received no monetary compensation for services rendered during his tenure. In consideration for Mr. Mendlinger's services rendered, Mr. Mendlinger was issued 244,500 share of Common Stock.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of August 9, 2000 certain information with regard to each person known by our Company to own beneficially 5% or more of our Company's Common Stock, as well as the Common Stock ownership of the all the executive officers and Directors of our Company as a group. Unless otherwise stated, the persons named in the table have sole voting and investment power with respect to all Common Stock shown as beneficially owned by them.

Name and Address                     Common Stock                   Percent
of Beneficial Owner                  Beneficially Owned             of Class (1)
------------------------------       ------------------------       ------------

Estate of Albert Raisin              554,341(2)                     10.59%
99 Soundview Drive
Port Washington, NY 11050

Dr. David Rubin                      332,500(3)                      6.35%
8949 Montrose Way
San Diego, California 92122

Dan Schwinner                        279,750(4)                      5.35%
121 Cooper Place
New Haven, CT 06515

Edwin Mendlinger                     244,500                         4.67%
160 East 65th Street, Apt. 12F
New York, New York 10021

All Directors and Officers           244,500                         4.67%
as a Group (2 persons)

----------

      (1)   Based on 5,233,594 shares outstanding as of August 9, 2000.

      (2) Includes 102,627 shares beneficially owned by the widow of Albert Raisin, Audrey M. Raisin, and 235,714 shares owned by Puritan Investors Corporation, of which Albert Raisin was former President and a director. The Estate of Albert Raisin disclaims beneficial ownership of all shares of the Common Stock of our Company owned by Audrey M. Raisin. Carrie K. Bellware, the Estate of Benjamin Raisin, the Estate of Albert Raisin, Audrey M. Raisin, and other members of their families collectively own approximately 55% of the outstanding shares of the capital stock of Puritan Investors Corporation. Carrie
            K. Bellware, Audrey Raisin, the Estate of Benjamin Raisin and the Estate of Albert Raisin each disclaims beneficial ownership of all shares of the Common Stock of our Company owned by Puritan Investors Corporation.

      (3) Represents 332,500 shares presently owned by Dr. Rubin and/or his wife.

      (4) Held of record according to the records of the Transfer Agent for our Company's Common Stock. Our Company does not know whether the beneficial ownership of such shares is the same as the record ownership.

Item 12. Certain Relationships and Related Transactions.

Edwin Mendlinger received 244,500 shares of our Common Stock as compensation for services rendered, as described in Item 10 of this Report.

Item 13. Exhibits and Reports on Form 8-K.

         a.    Exhibits

               3(a)(1) Certificate of Incorporation, as amended on August 10,
                       1977(1)

               3(a)(2) Certificate of Amendment of Certificate of Incorporation,
                       dated April 22, 1983(2)

               3(a)(3) Certificate of Reduction of Capital, dated April 22,
                       1983(2)

               3(a)(4) Certificate for Renewal and Revival of Charter (3)

               3(b)    By-Laws of the Company (3)

               4(a) Form of Common Stock Certificate for shares of Common Stock, $.01 par value per share, of the Registrant (4)

         b. No reports on Form 8-K were filed by the registrant during the fiscal quarter ended May 31, 2000.

----------

      (1) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992.

      (2) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1983.

      (3) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1999.

      (4) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1981.

                                     Item 7.

                          INDEX TO FINANCIAL STATEMENTS

                           Century Laboratories, Inc.

                    Years Ended May 31, 1999 and May 31, 2000

                                                                            Page
                                                                            ----

Report of Independent Auditors                                               F-1

Consolidated Balance Sheet as at May 31, 2000 and May 31, 1999 (Audited)     F-2

Consolidated Statement of Operations for the Years Ended May 31, 2000
  and May 31, 1999 (Audited)                                                 F-3

Consolidated Statement of Cash Flows for the Years ended May 31, 2000
  and May 31, 1999 (Audited)                                                 F-4

Statements of Stockholders' Equity for the Years Ended May 31, 2000
  and May 31, 1999                                                           F-5

Notes to Financial Statements                                                F-6

                                   DAVID SUSS
                           CERTIFIED PUBLIC ACCOUNTANT
                               271 MADISON AVENUE
                                    SUITE 208
                            NEW YORK, NEW YORK 10016
                               Tel: (212) 883-1050
                               Fax: (212) 867-4258

Board of Directors
Century Laboratories, Inc.

                          INDEPENDENT AUDITORS' REPORT

      I have audited the accompanying balance sheets of Century Laboratories, Inc. as of May 31, 2000, and May 31, 1999, and the related statements of operations, cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on our audits.

      I conducted my audits in accordance with generally accepted audited standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no viable operations or significant assets and is dependent upon its president to provide sufficient working capital to maintain the integrity of the corporate entity. The circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note 1. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

      In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Laboratories, Inc. as of May 31, 2000, and May 31, 1999, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.


David Suss, CPA

July 10, 2000

                           CENTURY LABORATORIES, INC.
                           CONSOLIDATED BALANCE SHEET

                                     AUDITED

                                     ASSETS

                                                    May 31,           May 31,
                                                     2000              1999
                                                  -----------       -----------

Cash                                              $     2,570       $         0

Fixed Assets:
Office Equipment                                        2,395                 0
                                                  -----------       -----------
Total Assets                                      $     4,965                 0
                                                  ===========       ===========

                       LIABILITIES AND SHAREHOLDER EQUITY

Liabilities:
Accounts Payable                                  $    10,002       $    19,500
Due Shareholder                                         5,166                 0
                                                  -----------       -----------

  Total Liabilities:                              $    15,168       $    19,500

Shareholders' Equity:
Common Stock, $.01 par value
  per share; 10,000,000 shares
  authorized, 5,233,594 shares
  issued and outstanding                               52,336            52,336

Additional Paid-in Capital                          7,287,774         7,287,774

Retained Earnings
  (Deficit)                                        (7,350,313)       (7,359,610)
                                                                    -----------

Total Shareholders' Equity
  (Deficit)                                           (10,203)          (19,500)
                                                  -----------       -----------

Total Liabilities and
  Shareholders' Equity                            $     4,965       $         0
                                                  ===========       ===========

                           CENTURY LABORATORIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                     AUDITED

                                                   For the Years Ended May 31,
                                                 -------------------------------
                                                     2000              1999
                                                 -------------     -------------

Revenue                                           $   45,000        $        0

Expenses:

Commissions                                           16,875                 0

Professional Fees                                     10,854                 0

Regulatory Expense                                     1,068                 0

Advertising and Marketing                                  0                 0

Travel and Entertaining                                  598                 0

Office Expense                                           541                 0

Transfer Agent Fees                                    5,150                 0

Franchise Tax                                            516                 0

Miscellaneous Expense                                    110                 0
                                                  ----------        ----------

  Total Expenses:                                 $   35,703        $        0
                                                  ==========        ==========

  Net Income Before Taxes                              9,297                 0

  Net Income                                           9,297                 0

Net Earnings Per Common Share                              0                 0

Weighted Average Number of
  Common Shares Outstanding                        5,233,594         5,233,594
                                                  ==========        ==========

                           CENTURY LABORATORIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                     AUDITED

                                                     For the Years Ended May 31,
                                                     --------------------------
                                                      2000                1999
                                                     -------            -------
Cash Flows from
  Operating Activities                               $ 9,297            $     0

Increase in Fixed Assets                              (2,395)                 0

Decrease in Accrued Expenses                          (9,498)                 0

Increase in Due                                        5,166                  0
                                                     -------            -------

Shareholder
  Total Cash Flows                                   $ 2,570            $     0

Cash at Beginning                                    $     0            $     0

Net Increase in Cash                                   2,570                  0
                                                     -------            -------

Cash at End of Period                                $ 2,570            $     0
                                                     =======            =======

                           CENTURY LABORATORIES, INC.
              STATEMENT OF STOCKHOLDERS' EQUITY YEARS ENDED MAY 31

                                                      Additional      Retained
                                 Common Stock          Paid-In        Earnings
                            Shares         Amount      Capital        (Deficit)
                            ------         ------      -------        ---------

Balance
  May 31, 1998              5,233,594      52,336      7,287,774     (7,359,610)

Balance
  May 31, 1999              5,233,594      52,363      7,287,744     (7,359,610)

Net Income                                                                9,297

Balance
  May 31, 2000              5,233,594      52,363      7,287,774     (7,350,313)

                            CENTURY LABORATORIES INC.
                          NOTES TO FINANCIAL STATEMENTS

1.    ORGANIZATION AND DESCRIPTION OF BUSINESS

      Century Laboratories, Inc. (the "Company") is an inactive Delaware corporation. Century Laboratories, Inc. was originally incorporated as Carrtone Laboratories, Inc. in 1958 under the laws of the State of Delaware. During fiscal year 1994, the Company had its charter revoked by the State of Delaware for failure to file franchise tax reports and pay the required taxes and/or fees.

      A certificate of renewal and a revival of its charter of incorporation pursuant to Section 312 of the General Corporation Law of the State of Delaware were filed. As a result, the charter of the corporation was reinstated in March 1999.

2.    STOCKHOLDERS' EQUITY

      The Company issued 393,500 shares of common stock in February 1996. Of those shares, 149,000 shares were issued to settle unpaid professional fees of $149,000 and 224,500 shares were issued to the Company's president for services rendered.

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

                                        CENTURY LABORATORIES, INC.


                                        By: /s/Edwin Mendlinger
                                            ------------------------------------
                                            Edwin Mendlinger
                                            President

August 10, 2000

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     Signature                         Title                          Date
     ---------                         -----                          ----

/s/ Edwin Mendlinger       President (principal executive        August 10, 2000
---------------------      Officer and principal financial
Edwin Mendlinger           and accounting officer) and
                           Director


/s/ Louis Birner           Director                              August 10, 2000
---------------------
Louis Birner