Form 10QSB
period 2000-08-31
CENTURY LABORATORIES INC
filed 2000-12-21
CIK 18886

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2000.

[  ]  Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from  _____________ to
 _______________.

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

                                 730 2nd Street
                            Santa Rosa, CA 95402-3588
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (707)935-6945

Check whether the issuer: (1)filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [  ]         No  [X]

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of the quarter ended August 31, 2000 and, as of the latest practicable date, August 31, 2000, is 10,000,000.

                                TABLE  OF  CONTENTS

                                     PART  1

                                                                          Page

ITEM  1.  FINANCIAL  STATEMENTS -----------------------------------------  4

ITEM  2.  MANAGEMENT'S  DISCUSSION
          AND  ANALYSIS  OR  PLAN  OF  OPERATION ------------------------ 11


                                     PART  II

ITEM  5.  OTHER --------------------------------------------------------- 11

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K ------------------------- 12

          SIGNATURES ---------------------------------------------------- 13

                                     PART  I
-------------------------------
ITEM  1.  FINANCIAL  STATEMENTS
-------------------------------
         Unless otherwise indicated, the term "Company" refers to Century Laboratories, Inc. and its subsidiaries and predecessors. The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, so not include all information and footnotes required by generally accepted accounting principals and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended May 31, 2000. These statements do include all the normal recurring adjustments which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending May 31, 2001. Accordingly, consolidated audited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended August 31, 2000, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.

                              FINANCIAL STATEMENTS



            FOR THE PERIODS ENDED AUGUST 31, 2000 AND AUGUST 31 1999

                                   DAVID SUSS
                           CERTIFIED PUBLIC ACCOUNTANT
                               271 MADISON AVENUE
                                    SUITE 208
                              NEW YORK, N.Y. 10016
                                 (212) 883-1050

Board  of  Directors
Century  Laboratories,  Inc.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

I have audited the accompanying balance sheets of Century Laboratories, Inc. as of August 31, 2000, and August 31, 1999, and the related statements of operations, cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on our audits.

I conducted my audit in accordance with generally accepted audited standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no viable operations or significant assets and is dependent upon its president to provide sufficient working capital to maintain the integrity of the corporate entity The circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note 1. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Laboratories, Inc. as of August 31, 2000, and August 31, 1999, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/_________________
David  Suss,  CPA

September  11,  2000



                           CENTURY LABORATORIES, INC.

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                     AUDITED
                                     -------


                                                    ASSETS
                                              -------------------
                                          August 31,           August 31,
                                            2000                 1999
                                     -------------------  ------------------
Cash                                 $                0   $               0

Fixed Assets:
-------------
Office Equipment                                  2,395                   0
                                     -------------------  ------------------
Total Assets                                      2,395                   0
                                     ===================  ==================

                     LIABILITIES AND SHAREHOLDER EQUITY
                     -----------------------------------

Liabilities:
-------------
Accounts Payable
   Note 3                            $                0   $          19,500
                                     -------------------  ------------------

   Total Liabilities                 $                0   $          19,500
                                     -------------------  ------------------

Shareholders' Equity:
---------------------
Common Stock, $.01 par value
   per share; 10,000,000 shares
   authorized, 5,233,594 shares
   issued and outstanding 8/31/99
   9,999,986 shares issued and
   outstanding 8/31/2000                        100,000              52,336

Additional Paid-in Capital                    7,440,110           7,287,774

Retained Earnings (Deficit)                  (7,537,715)         (7,359,610)
                                     -------------------  ------------------

Total Shareholders' Equity
   (Deficit)                              (       2,395)       (     19,500)
                                     -------------------  ------------------

Total Liabilities and
   Shareholders' Equity              $            2,395   $               0
                                     ===================  ==================




                           CENTURY LABORATORIES, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY
                        ---------------------------------

                                          Additional    Retained
                        Common Stock        Paid-In     Earnings
                    Shares       Amount     Capital     (Deficit)
                 -------------  ---------  ----------  -------------

Balance
   May 31, 1997  $   4,840,094  $  48,401  $7,142,709   ($7,359,610)

Stock Issued           393,500      3,935     145,064

Balance
   May 31, 1998      5,233,594     52,336   7,287,774    (7,359,610)

Balance
   May, 31 1999      5,233,594     52,336   7,287,774    (7,359,610)

Net Income                                                    9,297

Balance
   May 31, 2000      5,233,594     52,336   7,287,774    (7,350,313)

Common Stock
   Issued            4,766,392     47,664     152,356

Net Loss                                                   (187,402)
                                                       -------------

BALANCE
   8/31/00       $   9,999,986  $ 100,000  $7,440,110  $ (7,537,715)
                 =============  =========  ==========  =============



                           CENTURY LABORATORIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------

                                     AUDITED
                                     -------



                                       Three Months Ended
                                      --------------------
                                August 31, 2000     August 31, 1999
                              --------------------  ----------------
Revenue                       $                 0   $              0

Expenses:
----------------------------

Consulting Fee                            194,991                  0

Professional Fees                             725                  0

Regulatory Expense                            349                  0

Travel and Entertaining                       119                  0

Office Expense                                701                  0

Shareholders Expense                          473                  0

Franchise Tax                                 496                  0
                              --------------------  ----------------

                              $           197,404                  0

Non-Recurring Income:
----------------------------

Accounts Payable Write-Off                 10,002                  0
                              --------------------  ----------------

Net Loss                                 (187,402)                 0

Weighted Average Number of
   Common Shares Outstanding            9,999,986          5,233,594
                              ====================  ================




                           CENTURY LABORATORIES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                     AUDITED
                                     -------

                                                For the Three Months Ended
                                               ----------------------------
                                           August 31, 2000       August 31, 1999
                                           ---------------       ----------------

Cash Flows from
   Operating Activities                   $      (187,402)  $              0

Decrease in Accounts Payable                       10,000                  0

Sale of Common Stock                              200,000                  0

Decrease in Due to
   Shareholder                                     (2,596)                 0

Total Cash Flows                                        0                  0

Cash at Beginning                                   2,570                  0

Decrease in Cash                                    2,570                  0
                              ----------------------------  ----------------

Cash at End of Period                    $              0   $              0
                                          ================    ==============

                           CENTURY LABORATORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

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

     A certificate of renewal and revival of its charter of incorporation pursuant to Section 312 of the General Corporation Law of the State of Delaware was filed. As a result, the charter of the corporation was reinstated in March 1999.

2.     STOCKHOLDERS'  EQUITY

     The Company issued 393,500 shares of common stock in February 1996. Of those shares, 149,000 shares were issued to settle unpaid professional fees of $149,000 and 224,500 shares were issued to the Company's president for services rendered. 4,766,392 shares were issued for $200,000 cash.

3. Management has written off the A/C payable as these liabilities are prior to 1992.

4.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Significant  Credit  Risk  and  Estimates:
     -----------------------------------------

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

----------------------------------------------
ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
----------------------------------------------

     The following discussion and analysis should be read in conjunction with the Company financial statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward statements wherever they appear in this Form 10-QSB. The Company actual results could differ materially from those discussed here.

     Other than what has been disclosed herein and in the quarterly reports from the quarter ended August 31, 2000, the Company is not aware of any immediate circumstances or trends which would have a negative impact upon future sales or earnings. There have been no material fluctuations in the standard seasonal variations of the Company business. The accompanying financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

Results  of  Operations.

     For the quarter ended August 31, 2000, the Company sustained a loss of $187,402. The loss can be contributed to unsettled professional fees and for services rendered. For the comparable period of 1999, the Company had no revenues and sustained a loss of $0.00. The Company had a deficiency of stockholder's equity of $2,395 at August 31, 2000 compared to $19,500 in August 31, 1999.

                                     PART II

-------------------------------
ITEM  2.  CHANGES IN SECURITIES
-------------------------------

     On July 3, 2000, the Company entered into a Stock Purchase Agreement with Robert Bryan, whereupon, among other things, Robert Bryan and/or Assigns, acquired 4,766,320 of newly issued shares of the Company's common stock resulting in 10,000,000 shares being issued and outstanding, in return for $200,000 or, at a price of $0.042 per share. This transaction was consummated on July 21, 2000.

     On August 21, the Company increased its authorized number of shares from 10,000,000 shares of common stock to 65,000,000 shares of common stock at $0.001 par value and, 1,000,000 shares of preferred stock to 10,000,000 shares of preferred stock at $0.001 par value.

     On November 27, 2000, the Company enacted a 20 to 1 stock reverse split. The Corporation believes that it is necessary to effectuate this reverse split in order to avoid the continued depression of the Corporation's stock price and, in order to secure financing which must be obtained for the Corporation to continue to exist as a going concern. Prior to the 20:1 reverse split, the Company had 10,000,000 shares issued and outstanding. As a result of the 20:1 reverse split, the Company now has 500,000 shares issued and outstanding.

     On August 18, 2000, Edwin Mendlinger resigned as President, Vice-President, Treasurer and Director of the Company. On August 18, 2000, Louis Birner resigned as Secretary and Director of the Company.

     On  August  18,  2000,  Robert  Bryan  was  appointed  as  President,
Vice-President,  Treasurer,  Secretary  and  Director  of  the  Company.

-----------------------------------------
ITEM 5 OTHER
-----------------------------------------
  SUBSEQUENT  EVENTS

     On December 19, 2000 the Company changed its fiscal year end from May 31. to December 31.

-----------------------------------------
ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
-----------------------------------------

 Exhibit    Exhibit
 Number     Description
________    ________________________________________________________
   3.1      Certificate  of  Amendment  of  Incorporation  from  the  State  of
            Delaware

   3.2      Consent  to  change  of  fiscal  year

   4        Resolution  increasing  authorization  of  shares

   4.1      Resolution  authorizing  reverse  split

   10       Stock  Purchase  Agreement

   10.1     Amendment  to  Stock  Purchase  Agreement

   17       Resignation  of  officers  and  directors

   17.1     Appointment  of  Officers  and  Directors

   27       Financial  Data  Schedule


                                   SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 20th day of December, 2000.

         CENTURY  LABORATORIES,  INC.

         /s/  Robert  Bryan
         -------------------------
         Robert  Bryan,  President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                          Date
---------                           -----                          ----

/s/Robert  Bryan             President,  Secretary           December  20, 2000
----------------             Treasurer  and  Director