Form 10KSB
period 2000-12-31
CENTURY LABORATORIES INC
filed 2001-04-16
CIK 18886

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark  One)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For  the  fiscal  year  ended  December  31,  2000

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

      Check  whether  the  issuer  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     State  issuer's  revenues  for  its  most  recent  fiscal  year:  $0.00

     The aggregate market value of the Common Stock held by non-affiliates of the registrant on December 31, 2000 (computed by reference to the average bid and asked prices of such stock on such date) was $20,307.00 at $0.07 per share.

     On December 31, 2000, 1,100,000 shares of Common Stock, $0.01 par value, of the registrant were outstanding.

Documents  incorporated  by  reference:  None

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes |_| No |X|


     This Report on Form 10-KSB and the other periodic reports of Century Laboratories, Inc. (the "Company" or "Corporation")and other documents incorporated by reference or incorporated herein as exhibits, may contain forward-looking statements that involve risks and uncertainties. Our Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, our Company's ability to locate an acquisition candidate or another entity which may combine its operations with it, our Company's ability and those of management to manage growth, if any, the substantial dilution that could be experienced by existing shareholders of our Company with a potential acquisition with another entity in view of the fact that our Company's current operations have essentially ceased.

                                TABLE OF CONTENTS

PART  I                                                                   PAGE
                                                                          ----

ITEM  1.     DESCRIPTION  OF  BUSINESS                                      4

ITEM  2.     DESCRIPTION  OF  PROPERTY                                      5

ITEM  3.     LEGAL  PROCEEDINGS                                             5

ITEM  4.     SUBMISSION  OF  MATTERS
     TO  A  VOTE  OF  SECURITY  HOLDERS                                     5

PART  II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED
     STOCKHOLDER  MATTERS                                                   5

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND ANALYSIS                         6

ITEM  7.     FINANCIAL  STATEMENTS                                          8

ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH
     ACCOUNTANTS                                                           16

PART  III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS
     AND  CONTROL  PERSONS                                                 16

ITEM  10.     EXECUTIVE COMPENSATION                                       16

ITEM  11.     SECURITY OWNERSHIP OF BENEFICIAL OWNERS                      16

ITEM  12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               17

ITEM  13.     EXHIBITS AND REPORTS ON FORM 8-K                             17

INDEX  TO  EXHIBITS                                                        17

SIGNATURES                                                                 18

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

We underwent an internal management restructuring in early 1998. On August 18, 2000, Edwin Mendlinger resigned as President, Vice-President, Treasurer and Director of the Company and on August 18, 2000, Louis Birner resigned as Secretary and Director of the Company.

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

We were de-listed from the NASD Bulletin Board because we failed to file our periodic reports with the Securities and Exchange Commission. However, we have recently updated our SEC reporting in order to become potentially attractive to a privately held company interested in becoming a publicly held company, without the costs and the time incurred in publicly distributing its securities.

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

Item  2.  Description  of  Property.

We are currently utilizing office space without charge at the residence of our Company's President at 730 2nd Street Santa Rosa, CA 95402-3588. The size of the space being utilized by us is quite small in view of the fact that we are presently inactive. At such time as we commence to conduct active business, or merge or otherwise combine with another entity engaged in business, our needs will no longer be met by this arrangement and we will have to acquire alternate premises, which we believe will be available in the San Francisco metropolitan region on reasonable terms to suit our needs.

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

 Fiscal  Year  Ended          Prices        Fiscal  Year  Ended        Prices
     May  31,  1999       High      Low     December  31,  2000    High      Low
    ------------        ----      ---        ------------      ----      ---
First  Quarter           .02       .02      First  Quarter       .031      .02
Second  Quarter          .02       .02      Second  Quarter      .150      .02
Third  Quarter           .02       .02      Third  Quarter       .250      .02
Fourth  Quarter          .02       .02      Fourth  Quarter      .260      .03

As of December 31, 2000, there were 1,100,000 holders of Common Stock of our Company.

Our Company has paid no dividends with respect to our Common Stock during the past two fiscal years. Our Company is not subject to any restriction (other than non-contractual business considerations) affecting its present or future ability to pay dividends with respect to our Common Stock. However, our Company does not presently have any plans to pay dividends in the foreseeable future.

Reverse  Split.

On November 27, 2000, the Company enacted a 20 to 1 stock reverse split. The Corporation believes that it is necessary to effectuate this reverse split in order to avoid the continued depression of the Corporation's stock price and, in order to secure financing which must be obtained for the Corporation to continue to exist as a going concern. Prior to the 20:1 reverse split, the Company had 10,000,000 shares issued and outstanding. As a result of the 20:1 reverse split, the Company had 1,000,000 shares issued and outstanding not 500,000 which was reported in the Company's last 10-Q. The Company was uncertain as to exactly how many shares were issued and outstanding when filing the 10-Q because they could not obtain a shareholder's list from their previous transfer agent. Hence, the discrepancy.

Item  6.  Management's  Discussion  and  Analysis  or  Plan  of  Operation.

Discussion  of  Financial  Condition.

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

On November 27, 2000, the Company enacted a 20 to 1 stock reverse split. The Corporation believes that it is necessary to effectuate this reverse split in order to avoid the continued depression of the Corporation's stock price and, in order to secure financing which must be obtained for the Corporation to continue to exist as a going concern. Prior to the 20:1 reverse split, the Company had 10,000,000 shares issued and outstanding. As a result of the 20:1 reverse split, the Company had 1,000,000 shares issued and outstanding.

Plan  of  Operation.

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

On December 4, 2000, the Company's Board of Directors decided to change the Corporation's fiscal year end from August 31st to December 31st effective for the year 2000.

Results  of  Operations

The Company's "Total Liabilities and Stockholder's Equity" for the four months ending 2000 was $10,492, as set forth on Page F- of the attached Financials. The "Statement of Operations", set forth on Page F-3 of the attached Financial Statements, shows a net gain of $8,097 for the four months ending 2000. The Net Loss for the four months ending 2000 was $(11,103).

Capital  Resources  and  Liquidity

In 1999, the Company issued 31,500 shares as compensation for services valued at $31,500. During the year ending 2000, the Company issued 1,887,000 shares of Common Stock for services valued at $62,897.

Item  7.  Financial  Statements.

The Independent Auditor's Report and financial statements listed in the accompanying index are filed as part of this report. See "Index to Financial Statements" on page 9.

                           Century Laboratories, Inc.
                          (A Development Stage Company)

                                TABLE OF CONTENTS


                                       PAGE NO.
                                       --------

INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS'  REPORT                       1
FINANCIAL  STATEMENTS
 Balance  Sheets                                                           2

 Statements  of  Operations                                                3

 Statements  of  Cash  Flows                                               4

 Statement  of  Stockholders'  (Deficit)                                   5

 Notes  to  the  Financial  Statements                                   6-7

                           CENTURY LABORATORIES, INC.
                              FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDING DECEMBER 31, 2000

Board  of  Directors
Century  Laboratories,  Inc.

     INDEPENDENT  AUDITORS'  REPORT
     ------------------------------

I have audited the accompanying balance sheet of Century Laboratories, Inc. as of December 31, 2000, and the related statement of operations, cash flows and stockholders' equity for the year then ended. The financial statement is the responsibility of management. My responsibility is to express an opinion on the financial statement based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Laboratories, Inc. as of December 31, 2000, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.



David  Suss,  CPA

March  1,  2000



                           CENTURY LABORATORIES, INC.

                                  BALANCE SHEET
                                  -------------

                                     AUDITED
                                     -------

                                     ASSETS
                                     ------


                                                              December 31,
                                                                 2000
                                                             --------------
Cash                                                         $       8,097

Fixed Assets:
-------------
Office Equipment                                                     2,395
                                                             --------------
Total Assets                                                 $      10,492
                                                             ==============

LIABILITIES AND SHAREHOLDER EQUITY
-----------------------------------

Liabilities:
------------
Loans Payable                                                $       5,000
                                                             --------------

  Total Liabilities:                                         $       5,000

Shareholders' Equity:
---------------------
Common Stock, $.001 par value
  per share; 65,000,000 shares
  authorized, preferred stock
  $.001 par value per share;
  10,000,000 shares authorized,
  1,100,000 common shares
  issued and outstanding
  12/31/00                                                           1,100

Additional Paid-in Capital                                       7,548,718

Retained Earnings (Deficit)                                     (7,548,718)
                                                             --------------

Total Shareholders' Equity                                      (    5,492)
                                                             --------------

Total Liabilities and
  Shareholders' Equity                                       $      10,492
                                                             ==============





                                  CENTURY LABORATORIES, INC.

                               STATEMENT OF STOCKHOLDERS' EQUITY
                               ---------------------------------




                                                                      Additional    Retained
                                                                       Paid-In      Earnings
                                                                       Capital      (Deficit)
                                                                      ----------    ---------

Net Loss                                                                     -        (11,003)

Capital Contributed (12/31/00)                                           113,000           -
                                                                      ----------

BALANCE
  12/31/00:                                                           $7,553,110  $(7,548,718)
                                                                      ==========  ============




                           CENTURY LABORATORIES, INC.

                                INCOME STATEMENT
                                ----------------

                                     AUDITED
                                     -------


                                                     Months Ended
                                                   9/27/00-12/31/00
                                                   ----------------
Revenue                                             $        0

Expenses:
---------

Consulting Fee                                          10,141

Professional Fees                                          750

Bank Charges                                                43

Office Expense                                              69
                                                    -----------


NET LOSS:                                            ($11,1003)




                           CENTURY LABORATORIES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                                     AUDITED
                                     -------





                                                 For the Four Months Ended
                                                     December 31, 2000
                                                --------------------------
Cash Flows from
  Operating Activities                                    ($11,003)

Increase in Loans Payable                                    5,000

Capital Contributed                                         14,100

Total Cash Flows                                             8,097

Cash at Beginning                                                0

Increase in Cash                                             8,097
                                                         ----------

Cash at End of Period                                    $   8,097
                                                         ==========



Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

David Suss, CPA, 271 Madison Ave., Ste. 208, New York, NY 10016 is our accountant and auditor. There were no changes in and disagreements with accountants on accounting and financial disclosure.


                                    PART  III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table contains information regarding the Executive Officers and Directors of our Company:

Name           Age             Position                        Director  since:
-------------------------------------------------------------------------------
Robert  Bryan  50         President,  Secretary,              August  18,  2000
                          Treasurer  &  Director

The following is a brief description of the business experience for the past five years of our Company's Executive Officers and Directors:

Robert Bryan, a native of St. Louis, Missouri and attended Florissant Valley Jr. College from 1969-1971, where he studied art and graphic design. Mr. Bryan currently resides in the San Francisco, California area, has been a professional studio artist for over 20 years and founded his own art studio, Bryan Design, in 1989. Mr. Bryan's studio produces fins and commercial art products, including sculpture and paintings.

Item  10.  Executive  Compensation.

Robert Bryan, the President, Secretary, Treasurer & Director has received compensation on October 2, 2000 he received $5,702.00 and October 20, 2000 he received $4,439.00 for services rendered during his tenure.

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and Management.

The following table sets forth as of December 31, 2000, certain information with regard to each person known by our Company to own beneficially 5% or more of our Company's Common Stock, as well as the Common Stock ownership of the all the executive officers and Directors of our Company as a group. Unless otherwise stated, the persons named in the table have sole voting and investment power with respect to all Common Stock shown as beneficially owned by them.

Name  and  Address             Common  Stock            Percent  of  Beneficial
-------------------------------------------------------------------------------
Owner(1)
--------
Bryan  Design  (2)              548,316                          50%
P.O.  Box  3588
Santa  Rosa,  CA  95402

Edwin  Mendlinger              262,225                           24%
160  East  65th  Street,
Apt.  12F
New  York,  New  York  10021

All  Directors  and  Officers       0                              0
as  a  Group  (1  person)(2)


(1)          Based  on  1,100,650  shares  outstanding  as of December 31, 2000.
(2) Robert Bryan, the Company's President and sole Director, is the owner and operator of Bryan Design.

Item  12.  Certain  Relationships  and  Related  Transactions.

On July 3, 2000, the Company entered into a Stock Purchase Agreement with Robert Bryan, whereupon, among other things, Robert Bryan and/or Assigns, acquired 4,766,320 of newly issued shares of the Company's common stock resulting in 10,000,000 shares being issued and outstanding, in return for $200,000 or, at a price of $0.042 per share. This transaction was consummated on July 21, 2000.

Robert Bryan, the Company's President and sole Director, is the owner and operator of Bryan Design, which owns 548,316 shares of the Company's common stock or, 50%.

Item  13.  Exhibits  and  Reports  on  Form  8-K.


     INDEX  TO  EXHIBITS

Ex-17     *     Resignation  of  Officers  and  Directors

Ex-17.1     *     Acceptance  of  New  Officers


* The listed exhibits are incorporated herein by this reference to the Current Report on Form 8-K, filed by the Company with the Securities and Exchange Commission on December 15, 2000.

     SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of April, 2001.

                           CENTURY LABORATORIES, INC.


                   /s/_______________________________________
                           By: Robert Bryan, President