Form 10QSB
period 2001-03-31
CENTURY LABORATORIES INC
filed 2001-05-21
CIK 18886

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from _____________ to
_______________.

                         Commission file number: 2-90519

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

                   Issuer's telephone number: (707) 935-6945)

Check whether the issuer: (1)filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [X]         No[  ]

The number of shares outstanding of Registrant's common stock ($0.01 par value) as of the quarter ended March 31, 2001, was 1,110,650 shares.

                                TABLE OF CONTENTS

                                     PART  I


                                                                           Page
----

ITEM  1.  FINANCIAL  STATEMENTS                                             3

ITEM  2.  PLAN  OF  OPERATION                                               10


                                     PART  II

ITEM  1.  LEGAL  PROCEEDINGS                                                11

ITEM  2.  CHANGES  IN  SECURITIES                                           11

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES                                11

ITEM  4.  SUBMISSION  TO  A VOTE OF SECURITY HOLDERS                        11

ITEM  5.  OTHER                                                             12

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                             12

         SIGNATURES                                                         13

                                     PART I


ITEM  1.  FINANCIAL  STATEMENTS

     Unless otherwise indicated, the term "Company" refers to Century Laboratories, Inc. and its subsidiaries and predecessors. The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, so not include all information and footnotes required by generally accepted accounting principals and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2000. These statements do include all the normal recurring adjustments which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31, 2001. Accordingly, consolidated audited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended March 31, 2001, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.

                              CENTURY LABORATORIES

                              FINANCIAL STATEMENTS

                                 C O N T E N T S


Independent  Auditors  Report                                       F-1

Balance  Sheet                                                      F-2

Statements  of  Operations                                          F-3

Statement  of  Stockholders'  Equity                                F-4

Statement  of  Cash  Flows                                          F-5

Board  of  Directors
Century  Laboratories,  Inc.

                          INDEPENDENT AUDITORS' REPORT


I have audited the accompanying balance sheet of Century Laboratories, Inc. as of March 31, 2001 and the related statement of operations, cash flows and stockholders' equity for the year then ended. The financial statement is the responsibility of management. My responsibility is to express an opinion on the financial statement based on my audit.

I conducted my audit in accordance with generally accepted audited standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the company has no viable operations or significant assets and is dependent upon its president to provide sufficient working capital to maintain the integrity of the corporate entity. The circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note 1. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Laboratories, Inc. as of February 28, 2001 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

David  Suss,  CPA
May  15,  2001



                           CENTURY LABORATORIES, INC.

                                  BALANCE SHEET

                                     AUDITED



ASSETS

                                              March 31, 2001
Cash                                         $           783

Fixed Assets
Office Equipment                                       2,395
Total Assets                                           3,178


LIABILITIES AND STOCKHOLDER EQUITY

Liabilities
Loans Payable                                $         7,000

     Total Liabilities                                 7,000

Shareholders' Equity:
Common Stock, $.001 par value
     per share; 65,000,000 shares
     authorized, preferred stock
     $.001 par value per share;
     10,000,000 shares authorized,
     1,100,000 common shares
     issued and outstanding 12/31/00                   1,100

Additional Paid-in Capital                         7,553,110

Retained Earnings (Deficit)                       (7,558,032)

Total Shareholders' Equity                        (7,558,032)

Total Liabilities and Shareholders' Equity   $         3,178

                              F-2




                           CENTURY LABORATORIES, INC.

                                INCOME STATEMENT

                                     AUDITED



                                                    Months Ended
                                                  1/1/01-3/31/01
Revenue                                         $             0

Expenses:

Consulting Fee                                            6,857

Professional Fees                                           725

Stock Transfer Expense                                    2,447

Bank Charges                                                 10

NET LOSS                                        $    (    9,314)

                               F-3




                           CENTURY LABORATORIES, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY




                                Additional     Retained
                                  Paid in      Earnings
                                  Capital     (Deficit)
Net Loss (12/31/00)                       -      (11,003)

Capital Contributed (12/31/00)      113,000            -

BALANCE 12/31/00                $ 7,553,110  $(7,548,718)


Net Loss (3/31/01)                        -       (9,314)

BALANCE                         $ 7,553,110  $(7,558,032)

                             F-4




                           CENTURY LABORATORIES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                     AUDITED



                                       For the Two Months Ended
                                            March 31, 2001
Cash Flows from Operating Activities                    ($9,314)

Increase in Loans Payable                                 2,000

Total Cash Flows                                        ( 7,314)

Cash at Beginning                                         8,097

Decrease in Cash                                          7,314

Cash at End of Period                 $                     783

                                F-5


14


ITEM  2.  PLAN  OF  OPERATION

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

     Other than what has been disclosed herein and in the year end report for year 2000, filed on April 16, 2001, the Company is not aware of any immediate circumstances or trends which would have a negative impact upon future sales or earnings. There have been no material fluctuations in the standard seasonal variations of the Company business. The accompanying financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

The  Company
------------

     The Company presently has office space at no cost to the Company at 730 2nd Street Santa Rosa, CA 95402-3588.

Business  of  Issuer
--------------------

     Our Company was originally formed as a Delaware corporation in 1958 under the name Carrtone Laboratories, Inc. We were engaged in the licensing of patents held by our Company, collecting royalties on a patent and exploiting and acquiring other patents and inventions including those related to heart disease treatment, cancer treatment and asthma treatment technologies. Finding the results unsuccessful, we allowed our patents to lapse and discontinued business operations. We eventually became inactive and lacked the funds to maintain any operations.

     We were de-listed from the NASD Bulletin Board because we failed to file our periodic reports with the Securities and Exchange Commission. However, we have recently updated our SEC reporting in order to become potentially attractive to a privately held company interested in becoming a publicly held company, without the costs and the time incurred in publicly distributing its securities. We presently trade on the National Quotation Bureau stock exchange ("Pink Sheets").

     On August 18, 2000, Edwin Mendlinger resigned as President, Vice-President, Treasurer and Director of the Company; Louis Birner resigned as Secretary and Director of the Company, and Robert Bryan was appointed as President, Vice-President, Treasurer, Secretary and Director of the Company.

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

Capital  Resources  and  Liquidity

     During the quarter ended March 31, 2001, the Company issued 10,000 shares pursuant to a consulting agreement.

Results  of  Operations
-----------------------

     For the three month ended March 31, 2001, the Company was not active and there was no financial activity, as well.


                                     PART II


ITEM  1.  LEGAL  PROCEEDINGS

     We are not aware of any material pending legal proceeding to which we are a party or of which any of our property is the subject. We are not aware of our Company's involvement in violations of Federal, State or local statutes or ordinances with environmental protection.

ITEM  2.  CHANGES  IN  SECURITIES

     During the quarter ended March 31, 2001, there were no changes in securities.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     During the quarter ended March 31, 2001, there were no defaults upon senior securities.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     During the quarter ended March 31, 2001, there were no matters submitted to a vote of the Company's shareholders.

ITEM  5.  OTHER

Subsequent  Events.
-------------------

     On April 30, 2001, our symbol was changed from "CNLB" to "CYLI". During the first week of May 2001, the Company, which is presently trading on the National Quotation Bureau stock exchange ("Pink Sheets"), has made application to the National Association of Securities Dealers for reinstatement to the Over The Counter Bulletin Board stock exchange ("OTCBB").

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     During the quarter ended March 31, 2001, there were no reports on form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized this 18th day of May, 2001.

                           CENTURY LABORATORIES, INC.


                                 /s/Robert Bryan
                                 ---------------
                           By: Robert Bryan, President