Form 10QSB/A
period 2001-03-31
CENTURY LABORATORIES INC
filed 2001-05-22
CIK 18886

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

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

2.    STOCKHOLDERS'  EQUITY

     The Company declared a 20:1 reverse split on November 27, 2000, resulting in 500,000 common shares outstanding. An additional 600,000 shares were sold at $.04 per share, resulting in 1,100,000 common shares issued and outstanding.

3.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Significant  Credit  Risk  and  Estimates:
     ------------------------------------------

     Management of the Company uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, and the reported revenue and expenses. Actual results could vary from the estimates that management uses.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 22nd day of May, 2001.

                           CENTURY LABORATORIES, INC.


                                 /s/Robert Bryan
                                 ---------------
                           By: Robert Bryan, President