Form 10-Q
period 2001-06-30
CENTURY LABORATORIES INC
filed 2001-08-20
CIK 18886

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

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

                    Issuer's telephone number: (707)935-6945)

Check whether the issuer: (1)filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [X]         No[  ]

The number of shares outstanding of Registrant's common stock ($0.01 par value) as of the quarter ended June 30, 2001, was 1,110,650 shares.

                                TABLE OF CONTENTS

PART  I


                                                                          Page
                                                                          ----

ITEM  1.  FINANCIAL  STATEMENTS                                            3

ITEM  2.  PLAN  OF  OPERATION                                              8


                                     PART  II

ITEM  1.  LEGAL  PROCEEDINGS                                               9

ITEM  2.  CHANGES  IN  SECURITIES                                          9

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES                               9

ITEM  4.  SUBMISSION  TO  A  VOTE  OF  SECURITY  HOLDERS                   9

ITEM  5.  OTHER                                                            9

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                            9

         SIGNATURES                                                       10

                                     PART I


ITEM  1.  FINANCIAL  STATEMENTS

     Unless otherwise indicated, the term "Company" refers to Century Laboratories, Inc. and its subsidiaries and predecessors. The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, so not include all information and footnotes required by generally accepted accounting principals and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2000. These statements do include all the normal recurring adjustments which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31, 2001. Accordingly, consolidated audited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended June 30, 2001, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-4 and are incorporated herein by this reference.



                                   CENTURY LABORATORIES, INC.
                                         BALANCE SHEET
                                         June 30, 2001



                                            ASSETS
Cash                                                                               $      1,490
                                                                                    ===========


                                          LIABILITIES

Note payable to shareholder                                                        $     16,800
                                                                                    -----------
    Total Liabilities                                                                    16,800
                                                                                    -----------


                                     STOCKHOLDERS' DEFICIT

Common stock, $.001 par, 10,000,000 shares
 authorized, 1,110,650 shares issued and outstanding                                      1,111
Additional paid in capital                                                            7,563,399
Retained deficit                                                                     (7,579,820)
                                                                                     -----------
    Total Stockholders' Deficit                                                      (   15,310)
                                                                                     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT  $                                            1,490
                                                                                     ===========


                                                     F-1




                                CENTURY LABORATORIES, INC.
                                  STATEMENTS OF EXPENSES
             For the Six Months and Three Months Ended June 30, 2001 and 2000




                                                              ------Restated------
                              3 Months     6 Months     3 Months    6 Months
                                Ended        Ended       Ended       Ended
                              June 30,     June 30,     June 30,    June 30,
                                2001         2001         2000       2000
                              --------     --------     --------    --------
Administrative expenses      $    8,917   $   18,307   $  16,007   $  19,472
                               --------     --------    --------    --------
Net loss                     $   (8,917)  $  (18,307)  $ (16,007)  $ (19,472)
                               ========    ========   ========       ========

Net (loss) per common share  $   ( .008)  $  (  .016)  $ (  .061)  $ (  .074)

Weighted average common
  shares outstanding          1,110,650    1,110,650     261,685     261,685

                                             F-2




                                                    CENTURY LABORATORIES, INC.
                                                     STATEMENTS OF CASH FLOWS
                                         For the Six Months Ended June 30, 2001 and 2000



                                                                              6 Months          6 Months
                                                                            Ended June 30,    Ended June 30,
                                                                                2001              2000
                                                                              --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                   $   (18,307)      $   (19,472)

CASH FLOWS FROM FINANCING ACTIVITIES
  Note payable to shareholder                                                   11,700              -
                                                                               --------          --------
NET CHANGE IN CASH                                                             ( 6,607)          (19,472)
  Cash balance, beginning                                                        8,097            22,030
                                                                               --------          --------
  Cash balance, ending                                                     $     1,490       $     2,558
                                                                               ========          ========

                                                        F-3


10

                           CENTURY LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE  1  -  BASIS  OF  PRESENTATION

The accompanying unaudited interim financial statements of Century Laboratories, Inc. have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2000, as reported in the 10-KSB, have been omitted.

ITEM  2.  PLAN  OF  OPERATION

     The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward statements wherever they appear in this Form 10-QSB. The Company's actual results could differ materially from those discussed here.

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

Capital  Resources  and  Liquidity

     During the quarter ended June 30, 2001, the Company did not issue any unregistered shares or register any shares of its common stock.

Results  of  Operations
-----------------------

     For the three month ended June 30, 2001, the Company was not active and there was no financial activity, as well.


                                     PART II


ITEM  1.  LEGAL  PROCEEDINGS

     We are not aware of any material pending legal proceeding to which we are a party or of which any of our property is the subject. We are not aware of our Company's involvement in violations of Federal, State or local statutes or ordinances with environmental protection.

ITEM  2.  CHANGES  IN  SECURITIES

     During the quarter ended June 30, 2001, there were no changes in securities.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     During the quarter ended June 30, 2001, there were no defaults upon senior securities.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     During the quarter ended June 30, 2001, there were no matters submitted to a vote of the Company's shareholders.

ITEM  5.  OTHER

Change  in  Registrant's  Certifying  Accountant.
------------------------------------------------

     The Registrant has changed its certifying accountant from David Suss, CPA to Malone & Bailey, PLLC, 5444 Westheimer Rd., #2080, Houston, Texas 77056 on August 15, 2001. The report of David Suss, CPA for the past two years has not contained an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. The accounting firm of David Suss, CPA was terminated but there have been no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. During the quarter ended June 30, 2001, there were no other material matters to report.

     Malone & Bailey, PLLC was not consulted on accounting policies or on any accounting transaction prior to their engagement. The change of auditors was approved by the Board of Directors. The Company has not received a Letter of Consent from the old auditor, David Suss, CPA and will file an 8-K pursuant to
Section 13 or 15(d) of the Securities Exchange Act 1934 upon, and if, receipt thereof.

     The Company is in the process of amending the Company's financial last three financial filings. Upon completion, the Company intends to file a Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 reflecting those changes.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     During  the quarter ended June 30, 2001, there were no reports on form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized this 20th day of August, 2001.


CENTURY  LABORATORIES,  INC.


/s/Robert  Bryan
----------------
By:  Robert  Bryan,  President