Form 10QSB/A
period 2001-06-30
CENTURY LABORATORIES INC
filed 2001-09-05
CIK 18886

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

Common stock, $.001 par, 65,000,000 shares
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

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a) Exhibit      	Description

	 Exhibit 16.1  	Letter of Consent from David Suss, CPA

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized this 5th day of September, 2001.


CENTURY  LABORATORIES,  INC.


/s/Robert  Bryan
----------------
By:  Robert  Bryan,  President