Form 10QSB/A
period 2001-06-30
CENTURY LABORATORIES INC
filed 2001-09-19
CIK 18886

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

     Malone& Bailey, PLLC was not consulted on accounting policies or on any accounting transaction prior to their engagement. The change of auditors was approved by the Board of Directors.

     On August 30, 2001, the Company received a Letter of Consent from the Company's previous auditor, David Suss, CPA, regarding the Company's change in accountancy a copy which is incorporated herein as Exhibit "16.1".

     Further, the Company is in the process of amending the Company's financial last three financial filings. Upon completion, the Company intends to amend its 10-KSB which was filed April 16, 2001, reflecting those changes.




ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a) Exhibit      	Description

	 Exhibit 16.1  	Letter of Consent from David Suss, CPA

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized this 19th day of September, 2001.


CENTURY  LABORATORIES,  INC.


/s/Robert  Bryan
----------------
By:  Robert  Bryan,  President