Form 10KSB/A
period 2000-12-31
CENTURY LABORATORIES INC
filed 2001-09-21
CIK 18886

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

                  612 Bobelaine Drive, Santa Rosa, CA 95405
             (Address of principal executive offices) (Zip Code)

                  Issuer's telephone number: (707) 935-6945

        Securities registered under Section 12(b) of the Exchange Act:
                                    None

        Securities registered under Section 12(g) of the Exchange Act:
                  Common Stock, par value $0.001 per share
                              (Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No | |

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. |X|

      State issuer's revenues for its most recent fiscal year: $0.00

      The aggregate market value of the Common Stock held by non-affiliates of the registrant on December 31, 2000 (computed by reference to the average bid and asked prices of such stock on such date) was $$20,307.00 at $0.07 per share.

      On December 31, 2000, 1,100,650 shares of Common Stock, $0.001 par value, of the registrant were outstanding. On the date of this filing, there were 1,110,650 shares of the registrants' Common Stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes |_| No |X|

      This Report on Form 10-KSB/A and the other periodic reports of Century Laboratories, Inc. (the "Company" or "Corporation")and other documents incorporated by reference or incorporated herein as exhibits, may contain forward-looking statements that involve risks and uncertainties. Our Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, our Company's ability to locate an acquisition candidate or another entity which may combine its operations with it, our Company's ability and those of management to manage growth, if any, the substantial dilution that could be experienced by existing shareholders of our Company with a potential acquisition with another entity in view of the fact that our Company's current operations have essentially ceased.

                              TABLE OF CONTENTS

PART I                                                                PAGE
                                                                      ----

ITEM 1.   DESCRIPTION OF BUSINESS                                     4

ITEM 2.   DESCRIPTION OF PROPERTY                                     5

ITEM 3.   LEGAL PROCEEDINGS                                           5

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         5

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS                                         5

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS                        6

ITEM 7.   FINANCIAL STATEMENTS                                        8

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH
          ACCOUNTANTS                                                 8

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
          AND CONTROL PERSONS                                         9

ITEM 10.  EXECUTIVE COMPENSATION                                      9

ITEM 11.  SECURITY OWNERSHIP OF BENEFICIAL OWNERS                     9

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              10

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                            10

INDEX TO EXHIBITS                                                     10

SIGNATURES                                                            11

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

After pursuing our business and finding the results unsuccessful, we allowed our patents to lapse and discontinued business operations. We eventually became inactive and lacked the funds to maintain any operations. Our corporate charter was thereafter revoked on February 28, 1994, by the State of Delaware for our failure to file franchise tax reports and pay the required taxes.

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

Item 2. Description of Property.

We are currently utilizing office space without charge at 612 Bobelaine Drive, Santa Rosa, CA 95405. The size of the space being utilized by us is quite small in view of the fact that we are presently inactive. At such time as we commence to conduct active business, or merge or otherwise combine with another entity engaged in business, our needs will no longer be met by this arrangement and we will have to acquire alternate premises, which we believe will be available in the San Francisco metropolitan region on reasonable terms to suit our needs.

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

As of December 31, 2000, there were 2,535 holders of Common Stock of our Company.

Our Company has paid no dividends with respect to our Common Stock during the past two fiscal years. Our Company is not subject to any restriction (other than non-contractual business considerations) affecting its present or future ability to pay dividends with respect to our Common Stock. However, our Company does not presently have any plans to pay dividends in the foreseeable future.

Reverse Split.

On November 27, 2000, the Company enacted a 1 to 20 stock reverse split. The Corporation believes that it is necessary to effectuate this reverse split in order to avoid the continued depression of the Corporation's stock price and, in order to secure financing which must be obtained for the Corporation to continue to exist as a going concern. Prior to the 1:20 reverse split, the Company had 10,000,000 shares of its Common Stock issued and outstanding. As a result of the 1:20 reverse split, the Company had 500,650 shares of its Common Stock issued and outstanding. The 650 shares are a result of the Company "rounding up" fractional shares.

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

On August 21, 2000, the Company increased its authorized number of shares from 10,000,000 shares of common stock to 65,000,000 shares of common stock at $0.001 par value and, 1,000,000 shares of preferred stock to 10,000,000 shares of preferred stock at $0.001 par value.

On November 27, 2000, the Company enacted a 1 to 20 stock reverse split. The Corporation believed that it was necessary to effectuate the reverse split in order to avoid the continued depression of the Corporation's stock price and, in order to secure financing which must be obtained for the Corporation to continue to exist as a going concern. This split reduced the outstanding shares from 10,000,000 to 500,650, including fractional share issuances. The financial statements have been restated to reflect the stock split.

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

Results of Operations

The Company's Total Liabilities and Stockholder's Equity for the seven months ended December 31, 2000 was $8,097 as set forth on Page F-1 of the Company's Balance Sheet December 31, 2000 (Restated) as opposed to Total Liabilities and Stockholder's Equity for August 31, 1999 (Restated), which was $0.00.
The Statement of Expenses, set forth on Page F-3 of the attached Financial Statements, shows a net loss of $178,961 for the seven months ended December 31, 2000. These losses are directly attributed to the Company's administrative expenses. The Net Loss for the twelve months ended May 31, 2000 was $(22,942). The Net Loss per common share was $(.281) for the seven months ended December 31, 2000 compared to $(.013) per share for the seven months ended December 31, 1999 and, $(.088) for the 12 months ended May 31, 2000.

Capital Resources and Liquidity

In July 2000, the Company sold 238,315 shares of common stock for approximately $.65 per share for a total value of $155,000. In October 2000, the Company sold 350,000 shares of common stock for $.04 per share for a total value of $14,000.

In October 2000, the Company issued 250,000 shares of common stock for services valued at $.04 per share for a total value of $10,000. In December 2000, the Company issued 10,000 shares of common stock for services valued at $.04 per share for a total value of $400.

Item 7. Financial Statements.

On December 19, 2000, the Company changed its fiscal year end from May 31 to December 31. The Independent Auditor's Report and financial statements for December 31, 2000 are filed as part of this report and start on page F-1. The Company is filing as Exhibits with this 10-KSB/A restated financials for August 31, 2000, March 31, 2001 and, June 30, 2001, and are listed in the "Index to Exhibits" on page 10 of this report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

The Registrant has changed its certifying accountant from David Suss, CPA to Malone & Bailey, PLLC, 5444 Westheimer Rd., #2080, Houston, Texas 77056 on August 15, 2001. The report of David Suss, CPA for the past two years has not contained an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. The accounting firm of David Suss, CPA was terminated but there have been no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Malone & Bailey, PLLC was not consulted on accounting policies or on any accounting transaction prior to their engagement. The change of auditors was approved by the Corporation's Board of Directors. On August 30, 2001, the Company received a Letter of Consent from the Company's previous auditor, David Suss, CPA, regarding the Company's change in accountancy, which is incorporated herein by this reference to the Company's 10-QSB, filed by the Company with the Securities and Exchange Commission on September 5, 2001 and again, by the Company's 10-QSB/A, filed on September 19, 2001.

                    CENTURY LABORATORIES, INC.
                          BALANCE SHEET
                        December 31, 2000
                           (Restated)

     ASSETS
Cash                                                           $     8,097
                                                               ===========


     LIABILITIES

Note payable to shareholder                                    $     5,100
                                                               -----------
     Total Liabilities                                               5,100
                                                               -----------

     STOCKHOLDERS' EQUITY

Preferred stock, $.001 par, 10,000,000 shares
     authorized, 0 shares issued and outstanding
Common stock, $.001 par, 65,000,000 shares
     authorized, 1,110,650 shares issued and
     outstanding                                                     1,111
Additional paid in capital                                       7,563,399
Retained deficit                                                (7,561,513)
                                                               -----------
          Total Stockholders' Equity                                 2,997
                                                               -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $     8,097
                                                               ===========














         See accompanying summary of accounting policies and notes to financial statements.

                    CENTURY LABORATORIES, INC.
                      STATEMENTS OF EXPENSES
   For the Seven Months Ended December 31, 2000 and 1999 and
             the Twelve Months Ended May 31, 2000
                           (Restated)

                                                      7 Months            7 Months            12 Months
                                                        Ended               Ended                Ended
                                                       Dec. 31,            Dec. 31,             May 31,
                                                         2000                1999                2000
                                                      ---------           ---------           ---------
Administrative expenses                               $ 178,961           $   3,470           $  22,942
                                                      ---------           ---------           ---------
Net loss                                              $(178,961)          $  (3,470)          $ (22,942)
                                                      =========           =========           =========

Net loss per common share                             $(   .281)          $  ( .013)          $ (  .088)

Weighted average common
  shares outstanding                                    637,476             261,685             261,685















         See accompanying summary of accounting policies and notes to financial statements.

                   CENTURY LABORATORIES, INC.
         STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
   For the Seven Months Ended December 31, 2000 and 1999 and
              the Twelve Months Ended May 31, 2000
                           (Restated)


                                                                        Additional
                                  ----Common Stock----      Paid In      Retained
                                   Shares        Par        Capital       Deficit        Total
                                 ---------    --------    ----------    -----------    ---------
Balance
 May 31, 1999                    5,233,694    $ 52,337    $7,287,773    $(7,359,610)   $( 19,500)

20 for 1 reverse
 stock split                    (4,972,009)    (49,720)       49,720
Change in par value
 from $.01 to $.001                            ( 2,355)        2,355
                                 ---------    --------    ----------    -----------    ---------
Restated Balance
 May 31, 1999                      261,685         262     7,339,848     (7,359,610)    ( 19,500)

Contribution to capital                                       45,000                      45,000
Net (loss)                                                               (    3,470)    (  3,470)
                                 ---------    --------    ----------    -----------    ---------
Balance
 December 31, 1999                 261,685         262     7,384,848     (7,363,080)      22,030

Net (loss)                                                               (   19,472)    ( 19,472)
                                 ---------    --------    ----------    -----------    ---------
Balance
 May 31, 2000                      261,685         262     7,384,848     (7,382,552)       2,558

Issuance of stock
 - for cash                        588,315         588       168,412                     169,000
 - for services                    260,000         260        10,140                      10,400
 - fractional shares
    for rounding                       650           1            (1)                          1
Net (loss)                                                               (  178,962)    (178,962)
                                 ---------    --------    ----------    -----------    ---------
Balance
 December 31, 2000               1,110,650    $  1,111    $7,563,399    $(7,561,514)   $   2,997
                                 =========    ========    ==========    ===========    =========







         See accompanying summary of accounting policies and notes to financial statements.

                   CENTURY LABORATORIES, INC.
                     STATEMENTS OF CASH FLOWS
   For the Seven Months Ended December 31, 2000 and 1999 and
              the Twelve Months Ended May 31, 2000


                                            7 Months             7 Months             12 Months
                                              Ended                Ended                Ended
                                             Dec. 31,             Dec. 31,              May 31,
                                               2000                 1999                 2000
                                            ---------            ---------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                    $(178,961)           $ ( 3,470)           $ (22,942)
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Stock issued for services                    10,400
  Accounts payable                                                 (19,500)             (19,500)
                                            ---------            ---------            ---------
NET CASH USED BY OPERATING ACTIVITIES        (168,561)             (22,970)             (42,442)
                                            ---------            ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Note payable to shareholder                   5,100
  Proceeds from sales of stock                169,000               45,000               45,000
                                            ---------
NET CASH FLOWS FROM FINANCING ACTIVITIES      174,100
                                            ---------            ---------            ---------
NET CHANGE IN CASH                              5,539               22,030                2,558

     Cash balance, beginning                    2,558                    0                    0
                                            ---------            ---------            ---------
     Cash balance, ending                   $   8,097            $  22,030            $   2,558
                                            =========            =========            =========


















         See accompanying summary of accounting policies and notes to financial statements.

                    CENTURY LABORATORIES, INC.
                  NOTES TO FINANCIAL STATEMENTS
                           (Restated)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Century Laboratories, Inc. (the "Company") was originally incorporated as Carrtone Laboratories, Inc. in 1958 under the laws of the State of Delaware. Currently, the Company is an inactive Delaware Corporation.

Estimates and assumptions that affect amounts reported are used by management to prepare these financial statements and accompanying footnotes in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Cash and Cash Equivalents. For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Income taxes. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Loss per common share is calculated by dividing the net loss by the weighted average shares outstanding. There are no dilutive securities.

Stock options and warrants. The Company accounts for stock options and warrants issued to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. For financial statement disclosure purposes and issuance of options and warrants to non-employees for services rendered, the Company follows statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.


NOTE 2 NOTE PAYABLE STOCKHOLDER

A major stockholder has loaned the Company $5,100 as of December 31, 2000. The note is payable on demand and carries no interest.


NOTE 3 CHANGE IN PAR VALUE & REVERSE STOCK SPLIT

On October 26, 2000, the Company changed its par value from $.01 per share to $.001 per share. The financial statements have been restated to reflect this change.

On November 30, 2000, the Board of Directors authorized a 20 for 1 reverse stock split. This split reduced the outstanding shares from 10,000,000 to 500,650, including fractional share issuances. The financial statements have been restated to reflect the stock split.

NOTE 4 ISSUANCE OF COMMON STOCK

In July 2000, the Company sold 238,315 shares of common stock for approximately $.65 per share for a total value of $155,000. In October 2000, the Company sold 350,000 shares of common stock for $.04 per share for a total value of $14,000.

In October 2000, the Company issued 250,000 shares of common stock for services valued at $.04 per share for a total value of $10,000. In December 2000, the Company issued 10,000 shares of common stock for services valued at $.04 per share for a total value of $400.

                  INDEPENDENT AUDITORS REPORT


To the Board of Directors
   Century Laboratories, Inc.
   Los Angeles, California

We have audited the accompanying balance sheets of Century Laboratories, Inc., as of December 31, 2000, and the related statements of expenses, stockholders equity (deficit), and cash flows for the seven months ended December 31, 2000 and 1999, and the year ended May 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Laboratories, Inc., as of December 31, 2000, and the results of its operations and its cash flows for the seven months ended December 31, 2000 and 1999, and the year ended May 31, 2000 in conformity with accounting principles generally accepted in the United States.


MALONE & BAILEY, PLLC
Houston, Texas

August 16, 2001

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table contains information regarding the Executive Officers and Directors of our Company:

Name             Age          Position                     Director since:
------------------------------------------------------------------------------
Robert Bryan     50           President, Secretary,        August 18, 2000
                              Treasurer & Director

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

Name and Address            Common Stock        Percent of Beneficial Owner(1)
------------------------------------------------------------------------------
Bryan Design (2)               548,316                       50%
P.O. Box 3588
Santa Rosa, CA 95402

Edwin Mendlinger               262,225                       24%
160 East 65th Street,
Apt. 12F
New York, New York 10021

All Directors and Officers        0                            0
as a Group (one person)(2)

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

Robert Bryan, the Company' President and sole Director, is the owner and operator of Bryan Design, which owns 548,316 shares of the Company's common stock or, 50%.

Item 13. Exhibits and Reports on Form 8-K.



                             INDEX TO EXHIBITS

SEC Ref. No.      Page No.
------------      --------
Ex-17 *              12          Resignation of Officers and Directors

Ex-17.1 *            13          Acceptance of New Officers

Ex-99.1              14          Restated Financials for August 31, 2000

Ex-99.2              18          Restated Financials for March 31, 2001

Ex-99.3              22          June 30, 2001 Financials


* The listed exhibits are incorporated herein by this reference to the Current Report on Form 8-K, filed by the Company with the Securities and Exchange Commission on December 15, 2000.

                                  SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized this 20th day of September, 2001.

CENTURY LABORATORIES, INC.

       /S/ ROBERT BRYAN
/s/_______________________________________
By: Robert Bryan, President