Form 10QSB
period 2001-09-30
CENTURY LABORATORIES INC
filed 2001-11-14
CIK 18886

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-QSB/A

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from _______________ to _______________.

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

                   Yes [X]         No [ ]

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of the quarter ended September 30, 2001, was 1,110,650, shares with 2527 shareholders of record.

                              TABLE OF CONTENTS

                                    PART I


                                                                          Page
                                                                          ----

ITEM 1.  FINANCIAL STATEMENTS.............................................3

ITEM 2.  PLAN OF OPERATION................................................3


                                    PART II

ITEM 1.  LEGAL PROCEEDINGS................................................4

ITEM 2.  CHANGES IN SECURITIES............................................4

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................4

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS.........................4

ITEM 5.  OTHER............................................................4

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................4

         SIGNATURES.......................................................5

                                    PART I


ITEM 1.  FINANCIAL STATEMENTS

     Unless otherwise indicated, the term "Company" refers to Century Laboratories, Inc. and its subsidiaries and predecessors. The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, so not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2000. These statements do include all the normal recurring adjustments which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31, 2001. Accordingly, consolidated audited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended September 30, 2001, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-4 and are incorporated herein by this reference.

ITEM 2.  PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10- QSB/A. Except for the historical information contained herein, the discussion in this Form 10-QSB/A contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB/A should be read as being applicable to all related forward statements wherever they appear in this Form 10-QSB/A. The Company's actual results could differ materially from those discussed here.

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

The Company
-----------

     The Company presently has office space at no cost to the Company at 730 2nd Street Santa Rosa, CA 95402-3588.

Business of Issuer
------------------

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

     We were de-listed from the NASDAQ Bulletin Board stock exchange ("OTCBB")because we failed to file our periodic reports with the Securities and Exchange Commission. However, we have recently been reinstated and are presently trading on the OTCBB under the symbol, "CYLI".

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

Capital Resources and Liquidity
-------------------------------

     During the quarter ended September 30, 2001, the Company did not issue any unregistered shares or register any shares of its common stock.

Results of Operations
---------------------

     For the three month ended September 30, 2001, the Company was not active and there was no financial activity, as well.


                                    PART II


ITEM 1.  LEGAL PROCEEDINGS

     We are not aware of any material pending legal proceeding to which we are a party or of which any of our property is the subject. We are not aware of our Company's involvement in violations of Federal, State or local statutes or ordinances with environmental protection.

ITEM 2. CHANGES IN SECURITIES

     During the quarter ended September 30, 2001, there were no changes in securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     During the quarter ended September 30, 2001, there were no defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended September 30, 2001, there were no matters submitted to a vote of the Company's shareholders.

ITEM 5. OTHER

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     During the quarter ended September 30, 2001, there were no reports on form 8-K.

     Exhibit No.         Description of Exhibit
     -----------         ----------------------

     EX-13               Unaudited financial statements for quarter ended
                         9/30/01

     EX-15 Representation Letter from Malone & Bailey, PLLC, auditors re 9/30/01 unaudited financial statements

                                 SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of November, 2001.


CENTURY LABORATORIES, INC.


 /s/ Robert Bryan
----------------------------
By: Robert Bryan, President