Form 10KSB
period 2001-12-31
CENTURY LABORATORIES INC
filed 2002-03-13
CIK 18886

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark  One)

|X|   ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)
        OF THE SECURITIES EXCHANGE  ACT  OF  1934
        For  the  fiscal  year  ended  December  31,  2001
|_|   TRANSITION  REPORT  UNDER  SECTION  13  OR
        15(d)  OF THE SECURITIES EXCHANGE  ACT  OF  1934
        For  the  transition  period  from  ______  to  _______

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

      Check whether the issuer =(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes  |X|  No  |  |

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and nondisclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     State issuer's revenues for its most recent fiscal
year:  $0.00

     The aggregate market value of the Common Stock held by non-affiliates of the registrant on December 31, 2001 estimated on the basis of the trading range of the stock for year and the fact that no stock has traded since November17,2001 was $21,007.at an estimated value of $0.07 per share.

     On December 31, 2001, 1,110,650 shares of
Common Stock, $0.001 par value, of the registrant were outstanding.

Documents  incorporated  by  reference:  None

Transitional Small Business Disclosure Format
       (check  one):  Yes |_| No |X|


     This Report on Form 10-KSB and the other periodic reports of Century Laboratories, Inc.
(the "Company" or "Corporation")and other documents incorporated by reference or incorporated herein as exhibits, may contain forward-looking statements that involve risks and uncertainties.
Our Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, our Company's ability to locate an acquisition candidate or another entity which may combine its operations with it, our Company's ability and those of management to manage growth, if any, the substantial dilution that could be experienced by existing shareholders of our Company with a potential acquisition with another entity in view of th fact that our Company's current operations have essentially ceased.




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

On August 18,2000, Robert Bryan was elected as President,
Vice-President, Treasurer, Secretary and Director of the
Company.

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

We are currently utilizing office space without charge at the office of our Company's President at 730 2nd Street Santa Rosa, CA 95402-3588. The size of the space being utilized by us is quite small in view of the fact that we are presently inactive. At such time as we commence to conduct active business, or merge or otherwise combine with another entity engaged in business, our needs will no longer be met by this arrangement and we will have to acquire alternate premises.



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

                         Part  II

Item  5.  Market  for  Common  Equity  and  Related
          Stockholder  Matters.

Our Company's Common Stock is traded over the counter and is not listed on any national or regional exchange.
During the fiscal years ended May 31, 1999 and 2000, the price of our Common Stock was quoted on the "pink sheets" published by the National Quotation Bureau, LLC (ticker symbol: "CNLB"). The "pink sheets" is an unorganized over-the-counter market that provides significantly less liquidity than established stock exchanges or the Nasdaq National Market, or the NASDAQ Bulletin Board.
Quotes for stocks included in the "pink sheets" are not listed in the financial sections of newspapers as are those for established stock exchanges and the Nasdaq
National Market. Our Company is unable to determine whether such quotations are sufficient to constitute an "established public trading market" for our Company's
Common Stock. It is our Company's understanding that in addition to quotations appearing in the "pink sheets", dealers have from time to time otherwise given bid and asked quotations for our Company's Common Stock. The symbol for the stock was changed to "CYLI" on May 1, 2001.

The following table sets forth the range of high and low bid prices that have been provided to our Company for each of the quarters for the fiscal year ended December
31, 2001. These prices as so quoted are by dealers to each other without retail mark-ups, mark-downs or commissions and do not represent actual transactions.
This information was obtained from America Online.
There have been no reported trades since November 12, 2001.

Fiscal Year Ended                      Prices
December 31, 2001                  High      Low
    ------------                   ----      ---
First  Quarter                     .08       .13
Second  Quarter                    .06       .50
Third  Quarter                     .20       .73
Fourth  Quarter                    .73       .00

As of December 31, 2001, there were 2,527 holders of Common Stock of our Company.

Our Company has paid no dividends with respect to our Common Stock during the past two fiscal years. Our
Company is not subject to any restriction (other than non-contractual business considerations) affecting its present or future ability to pay dividends with respect to our Common Stock. However, our Company does not presently have any plans to pay dividends in the foreseeable future.

Reverse  Split.

On November 30, 2000, the Company enacted a 20 to 1 stock reverse split. We believed that it was necessary to effectuate this reverse split in order to avoid the continued depression of our stock price and, in order to secure financing which must be obtained for the Corporation to continue to exist as a going concern.
Prior to the 20:1 reverse split, the Company had 10,000,000 shares issued and outstanding. As a result of the 20:1 reverse split, the Company had 500,650 shares issued and outstanding including the rounding up of fractional shares..


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

On October 26, 2000 the Company increased its authorized number of shares from 10,000,000 shares of common stock to 65,000,000 shares of common stock at $0.001 par value and 1,000,000 shares of preferred stock to 10,000,000 shares of preferred stock at $0.001 par value.

On  November 30, 2000, the Company enacted a 20 to
1 stock reverse split. We believed that it was necessary to effectuate this reverse split in order to avoid the continued depression of our stock price and, in order to secure financing which must be obtained for the Company to continue to exist as a going concern. Prior to the 20:1 reverse split, the Company had 10,000,000 shares issued and outstanding. As a result of the 20:1 reverse split, the Company had 500,600 shares issued and outstanding including the rounding up of fractional shares.

Plan  of  Operation.

Within the next twelve months, we intend to market our company as a "public shell" to be available for merger with a suitable privately held company with both a business history and operating assets that has the intention to become public. We do not intend to combine with a privately held company determined to be an investment company that would then subject our Company to the Investment Company Act of 1940, as amended. We believe a privately held company will combine with our "public shell" in either a merger, consolidation, reorganization, or any other form that will subsequently create a publicly held company when the two companies combine.

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

Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, cnversion, voting or other rights that could adversely affect the rights of holders of our common stock.

On December 4, 2000, the Company's Board of Directors changed the Corporation's fiscal year end from August 31st to December 31st effective for the year 2000.

Results  of  Operations

The  Company's  "Total Liabilities and Stockholder's
Equity" as of 12/31/2001 was $ 36 as set forth on the attached Financial statements. The "Statement of Expenses", set forth on th attached Financial
Statements, shows a net loss of $ 30,561 for the twelve months ending 2001.

Capital  Resources  and  Liquidity

The Company has no capital resources. At the current time there is no trading of the stock and thus there is no liquidity for any person owning shares of the Company.

Item  7.  Financial  Statements.

The Independent Auditor's Report and financial statements listed in the accompanying index are filed as part of this report.






                           CENTURY LABORATORIES, INC.
                              FINANCIAL STATEMENTS
                     FOR THE YEAR ENDING DECEMBER 31, 2001






                   INDEPENDENT AUDITORS REPORT


To the Board of Directors
   Century Laboratories, Inc.
   Los Angeles, California

We have audited the accompanying balance sheets of Century Laboratories, Inc., as of December 31, 2000, and the related statements of expenses, stockholders equity (deficit), and cash flows for the year ended December 31, 2001 and the seven months ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above
 present fairly, in all material respects, the financial position of Century Laboratories, Inc., as of December 31,
2000, and the results of its operations and its cash flows for the year ended December 31, 2001 and the seven months ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


MALONE & BAILEY, PLLC
www.malone-bailey.com
Houston, Texas

February 22, 2002

                    CENTURY LABORATORIES, INC.
                          BALANCE SHEET
                        December 31, 2001


     ASSETS
Cash                                                           $        36
                                                               ===========


     LIABILITIES

Note payable to shareholder                                    $    25,800



     STOCKHOLDERS' EQUITY

Preferred stock, $.001 par, 10,000,000 shares
     authorized, 0 shares issued and outstanding
Common stock, $.001 par, 65,000,000 shares
     authorized, 1,110,650 shares issued and
     outstanding                                                     1,111
Additional paid in capital                                       7,565,199
Retained deficit                                                (7,592,074)
                                                               -----------
          Total Stockholders' Equity                            (   25,764)
                                                               -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $        36
                                                               ===========


                    CENTURY LABORATORIES, INC.
                      STATEMENTS OF EXPENSES
              For the Year Ended December 31, 2001
            and the 7 Months Ended December 31, 2000



                                                                          12 Months            7 Months
                                                                            Ended                Ended
                                                                           Dec. 31,            Dec. 31,
                                                                             2001                2000
                                                                          ---------           ---------
Administrative expenses                                                   $  30,561           $ 178,961
                                                                          ---------           ---------

Net loss                                                                  $ (30,561)          $(178,961)
                                                                          =========           =========

Net loss per common share                                                  $  ( .02)           $ (  .28)

Basic and diluted weighted average
  common shares outstanding                                               1,110,650             637,476


































                   CENTURY LABORATORIES, INC.
          STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
              For the Year Ended December 31, 2001
            and the 7 Months Ended December 31, 2000


                                                                  Additional
                     Common Stock  Paid In    Retained
                               Shares Par    Capital    Deficit    Total
                  ------ ----   -------    -------    --------
Balances
  May 31, 2000   261,685  262   7,384,848 (7,382,552)   2,558

Issuance of stock
 - for cash                   588,965  588     168,412             169,000
 - for services  260,000  260      10,140              10,400

Net (loss)                                             (  178,961)(178,961)
                              -------  ----    -------- ---------  -------
Balances
 12/31/2000    1,110,650$ 1,111 $7,563,399 $(7,561,513) $ 2,997

Imputed
  interest on
  shareholder
  loan                               1,800                1,800

Net (loss)                                                  (30,561) (30,561)
                            ---------  -----  ---------   ----------  ------
Balances
 12/31/2001 $              1,111 $7,565,199$(7,592,074)$(25,764)
               ========= ======= ========== ========== ========

                   CENTURY LABORATORIES, INC.
                     STATEMENTS OF CASH FLOWS
              For the Year Ended December 31, 2001
            and the 7 Months Ended December 31, 2000


                                                                 12 Months           7 Months
                                                        Ended                Ended
                                                       Dec. 31,             Dec. 31,
                                                                    2001                2000
                                                                 ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                         $ (30,561)         $ (178,961)
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Imputed interest expense on shareholder loan                                           1,800
  Stock issued for services                                                             10,400
                                                                 ---------           ---------
NET CASH USED BY OPERATING ACTIVITIES                              (28,761)           (168,561)
                                                                 ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Note payable to shareholder                                       20,700               5,100
  Proceeds from sales of stock                                                         169,000
                                                                 ---------           ---------
NET CASH FLOWS FROM FINANCING ACTIVITIES                            20,700             174,100
                                                                 ---------           ---------
NET CHANGE IN CASH                                                 ( 8,061)              5,539

     Cash balance, beginning                                         8,097               2,558
                                                                 ---------           ---------
     Cash balance, ending                                         $     36           $   8,097
                                                                 =========           =========





                    CENTURY LABORATORIES, INC.
                  NOTES TO FINANCIAL STATEMENTS


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Century Laboratories, Inc. (the 'Company' originally incorporated as Carrtone Laboratories, Inc. in 1958 under the laws of the State of Delaware. Currently, the Company is an inactive Delaware Corporation.

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


NOTE 2 NOTE PAYABLE STOCKHOLDER

A major stockholder has loaned the Company $25,800 as of December 31, 2001. The note is payable on demand and carries no interest. Interest expense has been imputed at 12% and added as a stockholder contribution to capital.


NOTE 3 CHANGE IN PAR VALUE & REVERSE STOCK SPLIT

On October 26, 2000, the Company changed its par value from $.01 per share to $.001 per share. On
November 30, 2000, the Board of Directors authorized a 20 for 1 reverse stock split. This split reduced the outstanding shares from 10,000,000 to 500,650, including fractional share issuances. The financial statements have been restated to reflect the par value change and the stock split.


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



Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Malone & Bailey PLLC, 5444 Westheimer Rd. # 2080, of Houston, Texas 77056 was appointed our acountant and auditor on December 31, 2001. There is no disagreement with the prior accountant, Mr. David Suss, CPA, of 271
Madison Ave., Ste. 208, New York, NY 10016.



                       PART  III

Item 9. Directors, Executive Officers,
Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table contains information regarding the Executive Officers and Directors of our Company:

Name           Age        Position                 Director  since:
--------------------------------------------------------------------
Robert  Bryan  50         President, Secretary,    August  18,  2000
                          Treasurer and Director

The following is a brief description of the business experience for the past five years of our Company's Executive Officers and
Directors:

Robert Bryan, a native of St. Louis, Missouri and attended
Florissant Valley Jr.College from 1969-1971, where he studied art and graphic design. Mr. Bryan currently resides in the San

Francisco, California area, has been a professional studio artist for over 20 years and founded his own art studio, Bryan Design, in 1989. Mr. Bryan's studio produces commercial art products, including sculpture and paintings.

Item  10.  Executive  Compensation.

Robert  Bryan,  the  President, Secretary, Treasurer and
Director has received compensation. On October 2, 2000 he received $5,702.00 and October 20, 2000 he received
$4,439.00  for  services  rendered during  his  tenure.
Mr. Bryan did not receive any compensation from the Company in 2001.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of December 31, 2001, certain information with regard to each person known by our Company to own beneficially 5% or more of our Company's
Common Stock, as well as the Common Stock ownership of the all the executive officers and Directors of our Company as a group. Unless otherwise stated, the persons named in the table have sole voting and investment power with respect to all Common Stock shown as beneficially owned by them.

Name  and  Address            Common  Stock        Percent  of
                                                   Beneficial
                                                 Ownership (1)

Bryan  Design  (2)               548,316            50%
P.O.  Box  3588
Santa  Rosa,  CA  95402

Edwin  Mendlinger                262,225             24%
160 East 65th  Street,
Apt. 12F
New  York, NY 10021

All Directors and Officers       548,316             50%
as a Group (1  person)(2)
(1) Based on 1,110,650 shares outstanding as of December 31, 2001.
(2) Robert Bryan, the Company's President and sole Director, is the owner and operator of Bryan Design.

Item  12.  Certain Relationships and Related Transactions.

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


     SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of March, 2002.

                           CENTURY LABORATORIES, INC.


                   /s/_______Robert Bryan_______________________________
                           By: Robert Bryan, President. Director
                           And Chief Financial Officer