Form 10KSB/A
period 2001-12-31
CENTURY LABORATORIES INC
filed 2002-05-07
CIK 18886

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB
                                  Amendment One
(Mark  One)

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or15(d)of the Exchange Act during the past 12 months or for such shorter period that he registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|  No  |  |

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

     The aggregate market value of the Common Stock held by non-affiliates of the registrant on December 31, 2001 estimated on the basis of the trading range of the stock for year and the fact that no stock has traded since November 17,2001 was $21,007.at an estimated value of $0.07 per share.

     On December 31, 2001, 1,110,650 shares of Common Stock, $0.001 par value, of the registrant were outstanding.

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format (check  one):  Yes |_| No |X|


     This Report on Form 10-KSB and the other periodic reports of Century Laboratories, Inc. the "Company" or "Corporation")and other documents incorporated by reference or incorporated herein as exhibits, may contain forward-looking statements that involve risks and uncertainties. Our Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, our Company's ability to locate an acquisition candidate or another entity which may combine its operations with it, our Company's ability and those of management to manage growth, if any, the substantial dilution that could be experienced by existing shareholders of our Company with a potential acquisition with another entity in view of the fact that our Company's current operations have essentially ceased.

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

On August 18, 2000, Robert Bryan was elected as President, Vice-President, Treasurer, Secretary and Director of the Company.

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



Item 3. Legal Proceedings.

We are not aware of any material pending legal proceeding to which we are a party or of which any of our property is the subject. We are not aware of our Company's involvementin violations of Federal, State or local statutes or ordinances with environmental protection.

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

As of December 31,2001, there were 2,527 holders of Common Stock of our Company.

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

On October 26, 2000 the Company increased its authorized number of shares from 10,000,000 shares of common stock to 65,000,000 shares of common stock at $0.001 par value and,1,000,000 shares of preferred stock to 10,000,000 shares of preferred stock at $0.001 par value.

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

Plan of Operation.

Within the next twelve months, we intend to market our company as a "public shell" to be available for merger with a suitable privately held company with both a business history and operating assets that has the intention to become public. We do not intend to combine with a privately held company determined to be an investment company that would then subject our Company to the Investment Company Act of 1940, s amended. We believe a privately held company will combine with our "public shell" in either a merger, consolidation, reorganization, or any other form that will subsequently create a publicly held company when the two companies combine.

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

We cannot predict the resulting value of a merger or business transaction for the owners of the privately held company selected for the business combination. The privately-held company selected for the business combination may incur significant expenses and costs associated with the business transaction including legal, accounting and administrative fees and expenses. Further, it may be difficult or the combined companies to afford marketing campaigns, new developments or the ability to manufacture, if any.

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

Results of Operations

The Company's "Total Liabilities and Stockholder's Equity" as of 12/31/2001 was $ 36 as set forth on the attached Financial statements. The
"Statement of Expenses", set forth on the attached Financial Statements, shows a net loss of $ 30,561 for the twelve months ending 2001.

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









                          INDEPENDENT AUDITORS REPORT


To the Board of Directors
   Century Laboratories, Inc.
   Los Angeles, California

We have audited the accompanying balance sheet of Century Laboratories, Inc., as of December 31, 2001, and the related statements of expenses, stockholders equity (deficit), and cash flows for the year ended December 31, 2001 and the seven months ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Laboratories, Inc.,as of December 31, 2001, and the results of its operations and its cash flows for the year ended December 31, 2001 and the seven months ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


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



   STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par, 10,000,000 shares
   authorized, 0 shares issued and outstanding
Common stock, $.001 par, 65,000,000 shares
   authorized, 1,110,650 shares issued and
   outstanding                                                       1,111
Additional paid in capital                                       7,565,199
Retained deficit                                                (7,592,074)
        -----------
        Total Stockholders' Deficit                             (   25,764)
        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $        36
        ===========












                          CENTURY LABORATORIES, INC.
                              STATEMENTS OF EXPENSES
                For the Year Ended December 31, 2001
              and the 7 Months Ended December 31, 2000

                                                      12 Months  7 Months
                                                        Ended      Ended
                                                       Dec. 31,  Dec. 31,
                                                         2001      2000
                                                      --------- ---------
Administrative expenses                               $  30,561 $ 178,961
                                                      --------- ---------

Net loss                                              $ (30,561)$(178,961)
                                                      ========= =========

Net loss per common share                              $  ( .02) $ (  .28)

Basic and diluted weighted average
  common shares outstanding                                     1,110,650        637,476

































                        CENTURY LABORATORIES, INC.
             STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                For the Year Ended December 31, 2001
              and the 7 Months Ended December 31, 2000


                                          Additional
                ---Common Stock---          Paid In   Retained
             Shares            Par          Capital    Deficit     Total
             ---------    --------        ---------- ----------- ---------
Balances
  May 31, 2000               261,685             262   7,384,848 (7,382,552)       2,558

Issuance of stock
 - for cash                588,965     589   168,411              169,000
 - for services            260,000     260    10,140               10,400

Net loss                                              (  178,961)(178,961)
             ----------   --------        ---------- -----------               ---------
Balances
  December 31, 2000      1,110,650          $  1,111  $7,563,399             $(7,561,513)          $   2,997

Imputed interest on
  shareholder loan                             1,800                1,800

Net loss                                              (   30,561)( 30,561)
                          ------ ---        --------  ----------             -----------           ---------
Balances
  December 31, 2001                         $  1,111  $7,565,199             $(7,592,074)          $( 25,764)
                         ======  ========             ==========             ===========           =========


























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
                                            ========= =========



















                        CENTURY LABORATORIES, INC
                      NOTES TO FINANCIAL STATEMENTS


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Century Laboratories, Inc. ("Century") was originally incorporated as Carrtone Laboratories, Inc. in1958 under the laws of the State of Delaware. Currently, Century is an inactive Delaware Corporation. Century changed its fiscal year from May 31 to December 31, effective in 2000. Consequently, the 2000 fiscal year ended December 31, 2000 is a seven-month year as presented.

Estimates and assumptions that affect amounts reported are used by management to prepare these financial statements and accompanying footnotes in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Cash and Cash Equivalents. For purposes of the statements of cash flows, Century considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Income taxes. Century recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Century provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Loss per common share is calculated by dividing the net loss by the weighted average shares outstanding. There are no dilutive securities.

Stock options and warrants. Century accounts for stock options and warrants issued to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. For financial statement disclosure purposes and issuance of options and warrants to non-employees for services rendered, Century follows statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.


NOTE 2 NOTE PAYABLE STOCKHOLDER

A major stockholder has loaned Century $25,800 as of December 31, 2001. The note is payable on demand and carries no interest. Interest expense has been imputed at 12% and added as a stockholder contribution to capital.


NOTE 3 CHANGE IN PAR VALUE & REVERSE STOCK SPLIT

On October 26, 2000, Century changed its par value from $.01 per share to $.001 per share. On November 30, 2000, the Board of Directors authorized a 20 for 1 reverse stock split. This split reduced the outstanding shares from 10,000,000 to 500,650, including fractional share issuances. The financial statements have been restated to reflect the par value change and the stock split.



NOTE 4 ISSUANCE OF COMMON STOCK

In July 2000, Century sold 238,315 shares of common stock for approximately $.65 per share for a total value of $155,000. In
October 2000, Century sold 350,000 shares of common stock for $.04 per share for a total value of $14,000.

In October 2000, Century issued 250,000 shares of common stock for services valued at $.04 per share for a total value of $10,000. In December 2000, Century issued 10,000 shares of common stock for services valued at $.04 per share for a total value of $400.

























Item  8.  Changes In and Disagreements With Accountants on
Accounting and Financial Disclosure.

Malone & Bailey PLLC, 5444 Westheimer Rd. # 2080, of Houston, Texas 77056 was appointed our accountant and auditor on December 31, 2001. There is no disagreement with the prior accountant, Mr. David Suss, CPA, of 271 Madison Ave., Ste. 208, New York, NY 10016.






                                    PART  III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table contains information regarding the Executive
Officers and Directors of our Company:

Name            Age             Position              Director  since:
---------------------------------------------------------------------
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

Item 12.  Certain Relationships and Related Transactions.

On July 3, 2000,the Company entered into a Stock Purchase Agreement with Robert Bryan, whereupon, among other things, Robert Bryan and/or Assigns, acquired 4,766,320 of newly issued shares of the Company's common stock resulting in 10,000,000 shares being issued and outstanding, in return for $200,000 or, at a price of $0.042 per share. This transaction was consummated on July 21, 2000.

Robert Bryan, the Company's President and sole Director, is the owner and operator of Bryan Design, which owns 548,316 shares of the Company's common stock or, 50%.

Item 13. Exhibits and Reports on Form 8-K.

    None.



     SIGNATURES

Pursuant  to  the  requirements  of Section 12 of the Securities
Exchange Act of 1934, the registrant has duly caused this Amendment One to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized this 6th day of May,2002.

   CENTURY LABORATORIES, INC.


    /s/_______Robert Bryan_______________________________
    By: Robert Bryan, President