Form 10KSB/A
period 2001-12-31
CENTURY LABORATORIES INC
filed 2002-05-13
CIK 18886

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB
                                  Amendment Two
(Mark  One)

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Laboratories, Inc., as of December 31, 2001, and the results of its operations and its cash flows for the year ended December 31, 2001 and the seven months ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


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
































                        CENTURY LABORATORIES, INC.
               STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                    For the Year Ended December 31, 2001
                  and the 7 Months Ended December 31, 2000




                                            Additional
                      ---Common Stock---    Paid In    Retained
               Shares          Par          Capital    Deficit     Total
               ---------  --------        ---------- ----------- ---------
Balances
  May 31, 2000 261,685         262         7,384,848  (7,382,552)   2,558

Issuance of stock
 -for cash     588,965         589           168,411              169,000
 -for services 260,000         260            10,140               10,400

Net loss                                              (  178,961)(178,961)
              ----------   --------    ---------- -----------  ---------
Balances
  December 31,
       2000  1,110,650       1,111        $7,563,399 $(7,561,513)$  2,997

Imputed interest on
  shareholder loan                            1,800                1,800

Net loss                                              (   30,561)( 30,561)
                        ----------          --------   ---------- -----------  ---------
Balances
  December 31,
       2001               $  1,111      $  7,565,199 $(7,592,074) $( 25,764)
              ==========  ========        ==========  ===========  =========


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

Item 13. Exhibits and Reports on Form 8-K.

    None.



     SIGNATURES

Pursuant  to  the  requirements  of Section 12 of the Securities
Exchange Act of 1934, the registrant has duly caused this Amendment two to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized this 10th day of May, 2002.

   CENTURY LABORATORIES, INC.


    /s/______Robert Bryan_________________
    By: Robert Bryan, President