Form 10QSB
period 2002-03-31
CENTURY LABORATORIES INC
filed 2002-06-04
CIK 18886

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark  One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarter ended March 31, 2002

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


     On March 31, 2002, 4,108,982 shares of Common Stock, $0.001 par value, of the registrant were outstanding.

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format (check  one):  Yes |_| No |X|




                                     PART I

Item  1. Financial Statements





                        CENTURY LABORATORIES, INC.
                                BALANCE SHEET
                              March 31, 2002


ASSETS

Cash                                                           $       827
                                                               ===========


LIABILITIES

Note payable to shareholder                                    $    15,300
Note payable                                                         7,000
                                                               -----------
                                                                    22,300
                                                               -----------


STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par, 10,000,000 shares
authorized, 0 shares outstanding
Common stock, $.001 par, 65,000,000 shares
authorized, 4,108,982 shares issued and
outstanding                                                          4,109
Additional paid in capital                                       7,753,703
Retained deficit                                                (7,780,939)
                                                               -----------
Total Stockholders' Deficit                                     (   23,127)
                                                               -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $       827
                                                               ===========
























              CENTURY LABORATORIES, INC.
                STATEMENTS OF EXPENSES
              For the Three Months Ended March 31, 2002 and 2001


 ,s>
                                                          2002         2001
                                                      --------     --------
Administrative expenses                                 41,638     $  9,390
                                                         --------  --------
Net loss                                              $(41,638)      (9,390)
                                                       ========    ========


Basic and diluted net loss
           per common share         $(.01)          $ (.01)
Weighted average common
          shares outstanding    3,663,093         1,110,650






































                 CENTURY LABORATORIES, INC.
                  STATEMENTS OF CASH FLOWS
       For the Three Months Ended March 31, 2002 and 2001


                                                                2002
     2001
                                                              --------
 --------
CASH FLOWS FROM OPERATING ACTIVITIES
            Net loss                                        $(41,638)
 $( 9,390)
  Adjustments to reconcile net loss to
    net cash used in operating activities
    Services paid in stock                                    25,929
                                                            --------
  --------
NET CASH USED BY OPERATING ACTIVITIES                        (15,709)
  ( 9,390)
                                                            --------
  --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from shareholder loan                               2,000
  Payments on shareholder loan                                (3,500)
  Sales of stock                                              20,000
                                                            --------
   --------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES               16,500
      2,000
                                                            --------
   --------

NET CHANGE IN CASH                                               791
    ( 7,390)

Cash balance, beginning                                           36
      8,097
                                                            --------
   --------
Cash balance, ending                                        $    827
   $    707
                                                            ========
   ========





















                         CENTURY LABORATORIES, INC.
                        NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Century Laboratories, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Century's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2001, as reported in the 10-KSB, have been omitted.


     SIGNATURES

Pursuant  to  the  requirements  of Section 12 of the Securities
Exchange Act of 1934, the registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized this 3rd day of June,2002.

   CENTURY LABORATORIES, INC.


    /s/    Robert Bryan
    By: Robert Bryan, President