Form 10QSB
period 2002-06-30
VISTA CONTINENTAL CORP
filed 2002-08-20
CIK 18886

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark  One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarter ended June 30, 2002

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from  __________  to  __________

                         Commission file number 2-90519
                                     ------------

                           VISTA CONTINENTAL CORPORATION
                   [formerly known as Century Laboratories, Inc.}
                 (Name of small business issuer in its charter)


             Delaware                             72-0510027
 (State or other jurisdiction  of               (I.R.S. Employer
         incorporation or organization)               Identification No.)

                                 851 S. Rampart Blvd. # 150
                                    Las Vegas, NV 89145
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (702) 228-2077

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                     Common Stock, par value $0.001 per share
                                (Title of Class)


     On June 30, 2002, 40,137,355 shares of Common Stock, $0.001 par value, of the registrant were outstanding.

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format (check  one):  Yes |_| No |X|




                                     PART I

Item  1. Financial Statements





                       VISTA CONTINENTAL CORPORATION
                    [CENTURY LABORATORIES, INC.}
                       (A Development Stage Company)
                         CONSOLIDATED BALANCE SHEET
                              As of June 30, 2002


ASSETS

Cash                                                           $    7,021

Prepaid rent                                                       10,782
Property & equipment, net of
 $9,854 accumulated depreciation                                  924,647
Rental houses in Las Vegas, NV, net of
 $ 17,838 accumulated deprecation                               1,249,662
Mining concessions                                                 99,275
Deposits                                                              500
                                                               ----------
                                                               $2,291,887
                                                               ===========


LIABILITIES

Accounts payable                                             $      7,305
Advance payable to an offier                                          100
Tenant security deposits                                            4,995
                                                                 --------
     Total Liabilities                                             12,400
                                                                 --------
Minority interest                                                  12,195

Commitments



STOCKHOLDERS' DEFICIT

Common stock, $.001 par, 75,000,000 shares
 authorized, 40,137,355 shares issued and
 outstanding                                                        40,137
 Additional paid in capital                                      7,918,801
 Deficit accumulated during the development stage               (5,691,646)
                                                               -----------
Total Stockholders' Equity                                       2,267,292
                                                               -----------
TOTAL LIABILITIES AND STOCKHOLDERS' Equity                      $2,291,887
                                                               ===========




           See accompanying summary of accounting policies and
                        notes to financial statem


                        VISTA CONTINENTAL CORPORATION
                    [CENTURY LABORATORIES, INC.}
                       (A Development Stage Company)
                    CONSOLIDATED STATEMENTS OF EXPENSES
                For the nine- and Three-month Periods ended June 30, 2002 And 2001 and the Period from July 1,1998 (inception)
                              Through June 30, 2002


                                                                       Inception
                           9 and 3 Mo. Ended    9 and 3 Mo. Ended        Through
                            2002       2002        2001      2001         2002
                        --------    --------   --------  --------    -----------

Mining operating
   expenses              $  194,912   $ 117,357   $ 29,532   $ 29,532       330,785
Administrative
   Expenses               4,418,496   4,101,173    159,774    159,774     5,306,034
Depreciation                  7,390       2,464                               9,854
                          ---------    --------    -------    -------     ---------
Net loss from
   Operations            (4,620,798) (4,220,994)  (189,306)  (189,306)   (5,646,683)


Other income
 - rental house
  expenses, net of
  rental house receipts     (22,297)    (16,676)                            (43,354)
 - minority interest
  Portion of net rental
 house receipts                 223         167                                 434
 - foreign currency loss                                                     (2,043)
                          ---------    --------    ---------   --------- -----------
Net loss                $(4,642,872) $(4,237,503)  $(189,306)  $(189,306)$(5,691,646)
                          ============ =========== =========== ========= ============

Per share, basic and diluted
 Net loss per common share     $(.12)     $ (.10)      $(.01)      $(.01)

Weighted average common
        shares outstanding   37,642,064 44,137,355 35,826,250  36,581,667








                        VISTA CONTINENTAL CORPORATION
                    [CENTURY LABORATORIES, INC.}
                       (A Development Stage Company)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the nine month Periods ended June 30, 2002
                And 2001 and the Period from July 1,1998 (inception)
                              Through June 30, 2002


                                                                          Inception
                                                                            Through
                                                    2002           2001      2002
                                                  --------      --------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net deficit accumulated during the
 development stage                              $(4,642,873)   $( 189,306)$(5,691,646)
Adjustments to reconcile net deficit to
 net cash used in operating activities:
    Depreciation                                     18,144                    27,692
    Stock and options issued for services         3,000,000                 3,381,510
    Loss assigned to minority interest                ( 223)                     (434)
    Increase in prepaid rent                                                  (10,782)
    Increase in accounts payable                      4,356                     7,305
    Decrease in tenant security deposits              1,650                       395
                                                   --------      ---------  ---------
NET CASH USED BY OPERATING ACTIVITIES            (1,618,946)    ( 189,306) (2,285,960)
                                                   --------       -------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property & equipment                              (894,501)  ( 894,501)
  Acquisition of mining concessions                                         (   9,775)
  Increase in deposits                                                      (     500)
                                                ------------    ---------    ---------
                                                                 (894,501)  ( 904,776)
                                                ------------    ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from note payable to founder                                            100
  Contributions to capital by
   founding shareholder                            1,341,652                 1,593,957
  Sale of stock                                      270,550     1,100,000   1,603,700
                                                    --------      --------   ---------
NET CASH FLOWS FROM FINANCING ACTIVITIES           1,612,202     1,100,000   3,197,757
                                                    --------      --------   ---------

NET CHANGE IN CASH                                    (6,744)       16,913       7,021

     Cash balance, beginning                          13,765             0           0
                                                    --------        ------    --------
     Cash balance, ending                           $  7,021      $ 16,193       7,021
                                                    ========      ========    ========



















                               VISTA CONTINENTAL CORPORATION
                            (Formerly CENTURY LABORATORIES, INC.)
                              (A Development Stage Company)
                        CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Vista Continental Corporation Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the audited financial statements and notes thereto contained elsewhere on Form 14C. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2001, as filed with Form 14C, have been omitted.

Note 2 - COMMON STOCK ISSUANCE

In the nine months ended June 30, 2002, Vista issued 27,055 shares for $ 10 per share of $270,550 in cash, 300,000 for services valued at $ 10 per share or $3,300,000 and 3,000 shares to the founder and majority shareholder for two new mining concessions in Peru. These shares have been valued at the shareholder's original cost of these mining concessions, or $89,500.


PART II   OTHER INFORMATION

Item 5. Other Information.

New Officers and Directors were elected during the Quarter. The new Officers and Directors are:

Bill Brooks, Chief Executive Officer and President.
Mr. Brooks, age 51, received his Bachelor of Science degree in Metallurgical Engineering from the Colorado School of Mines in 1973. He has over 28 years of experience in the mining and metals processing industry. Mr. Brooks was General Manager of Yuba Placer Gold Company in Marysville,
 California for four years. He also acted as General
Manager of the Austin Gold Venture located near Austin, Nevada.

Ashak Rustom, Chief Financial Officer. Mr. Rustom, age 62, studied management and accounting at McMaster University, Hamilton, Ontario, Canada. He recently served as Vice President of Finance and Chief Financial Officer for Nova Continental Development Corporation, a Nevada real estate land development company.

Howard Rubinoff, Secretary. Mr. Rubinoff, age 45 is a graduate of the University of Windsor Law School in Canada. Mr. Rubinoff is a partner at Fogler, Rubinoff, a worldwide association of 69 law firms in 59 countries on 6 continents. It is the only Canadian member of the International Lawyers Network.

Anna Kawamura, Vice President of Investor Relations. Ms. Kawamura, age 51, is a licensed realtor with the State of Nevada and is a Certified International Property Specialist. She is a member of the Law Vegas Chamber of Commerce and the Asian Chamber of
Commerce.

Marco Valle, Vice President of Sales and Marketing. Mr. Valle, age 28, was previously employed in sales with a major beverage distribution company on the West Coast and worked in management with an international staffing firm.

Richard J. Smythe, Ph.D., Director. Mr. Smythe, age 57, received a Ph.D. in Analytical Chemistry at the University of Waterloo and a post doctoral fellowship at the State University of New York at Buffalo. He has been associated with Penisula Chemical Analysis, Ltd., a commercial chemical analysis laboratory and consulting service for over twenty five years.

V. Dennis Hare, Director, Mr. Hare, age 71, graduated from the University of Wales in 1952 and is a member of professional engineers of Ontario.
He has held the position of director and company representative for Acme International for over thirty years. He has planned and overseen operations in Africa, India and Asia.

V. Takao Nishimura, Director. Mr. Nishimura, age 48, has worked for Walt Disney in Tokyo as director of Merchandise & Marketing, for Lands' End Japan as Deputy Director and President of Ebiyusa Co., Ltd. Osaka, Japan. He is an Executive Member of the Asian Pacific Alliance of YMCA's.

Dr. Steve Hegedus, Director. Dr. Hegedus, age 68, received his DDS degree from the University of Toronto in 1957. He began an orthodontic practice in 1959 and continues to this day. He founded the Helubar Corporation, an Ontario real estate holding corporation and acted at the President of Villa Mora Corporation, an Ontario real estate development corporation.

Dr. Larry Nash, Chief Operating Officer. Dr. Nash, age 60 is a graduate of the University of Toronto with a DDS degree. He formerly was CEO and President of the West Nevada Precious Metals Corp., a mining resource Company and Senior Strategic Analyst for Nova Continental Developments Corporation, a Nevada and Canada based real estate development company. Dr. Nash is the former President of Vista Continental Corporation.











     SIGNATURES

Pursuant  to  the  requirements  of Section 12 of the Securities
Exchange Act of 1934, the registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized this 19th day of August,2002.

   VISTA CONTINENTAL CORPORATION


    /s/   Bill Brooks
    By: Bill Brooks, Chief Executive Officer and President