Form 10KSB
period 2002-09-30
VISTA CONTINENTAL CORP
filed 2003-01-13
CIK 18886

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-KSB


          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended September 30, 2002



                    VISTA CONTINENTAL CORPORATION
            [Formerly known as Century Laboratories, Inc.]

                   COMMISSION FILE NO. 2-90519

        A Delaware Corporation           EIN: 72-0510027

                   851 S. Rampart Blvd. # 150
                      Las Vegas, NV 89145

                    Telephone: 702-228-2077


Securities to be registered under Section 12(g) of the Act:

$ 0.001 Par Value Common Shares

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

State the aggregate market value of the voting stock held by non affiliates of the Registrant: As of September 30, 2002 $ 25,397,474

The number of shares outstanding of the Registrant's $0.0001 par value common stock, its only class of equity securities as of September 30, 2002, was 45,150,283 shares.














PART I

ITEM 1 and 2. DESCRIPTION OF BUSINESS AND PROPERTIES


Introduction

Vista Continental Corporation ("Vista") is a U.S.-based gold, zirconium and rare earth exploration and development company with our principal asset being our ownership of 9 mining concessions in Peru through our 99% owned subsidiary Quillabamba Mining, S.A.C. In addition to these concessions, on July 12, 2002 we also secured full mining rights on an additional 10 mining concessions owned by our majority shareholder through a Peruvian corporation, Rio Grande Mining, S.A. These rights were obtained in exchange for a 10% of consolidated net income royalty and the assumption of Rio Grande's 10% net income royalty payable to a third party. These 19 claims form a virtually continuous claim block of approximately 65 kilometers along the Urubamba River in central Peru. here is one claim that breaks up the continuous nature of our claim block and we are presently engaged in negotiations to securing full mining rights to this claim as well.

Company History

A predecessor entity, Quillabamba Mining, S.A.C., was organized as a Peruvian corporation on July 1, 1998 (see Note 2). The
Norsoca Trust was created as a California Business Trust on July 25, 1998. Thirty five shareholders contributed a total of $1,430 for 1,430,000 shares. The proceeds were used to incorporate Vista Continental Development Corp., ("Vista Development"), a private corporation, in Nevada on September 24, 1999. The Norsoca shareholders swapped their shares one for one for 1,430,000 shares of Vista and Norsoca was dissolved. The owner of Quillabamba Mining contributed his interest in Quillabamba for a majority ownership of
 Vista in 1999. Vista Development changed its name to Vista Continental Corporation ("Vista") on December 16, 1999. On June 6, 2002 we completed a reverse merger transaction with Century Laboratories, Inc. ("Century"), a public company. In this transaction all outstanding shares of Vista were exchanged for 39,837,355 or approximately 90.7%, of Century's common shares. As a result of this transaction and the resulting name change we are now a publicly traded company on the NASDAQ Bulletin Board ("OTCBB") under the symbol VICC.

Mining Concessions

The 19 mining concessions which we own or control give us the mining rights spanning approximately 65 linear kilometers and have an area of approximately 9,500 hectares. All these concessions are located along the Uruambamba River in Peru. They contain riverbed gravel in both active and inactive floodplains and gravels that have been deposited on hillsides bordering the river. It is possible that that these gravels have the potential to contain gold, zirconium and rare earth minerals that may be exploitable economically. Our intention is to continue the exploration and development of these concessions to determine the amounts, if any, of these elements contained within these riverbed and hillside gravel deposits.


Rental Houses


Besides the mining concessions that we own or control the rights to, we also own 8 rental houses located throughout metropolitan
Las Vegas contributed by non-control shareholders. The company has been leasing these houses to generate cash flow and will continue to do so until it is determined to be in the best interests of the company to sell these properties. These properties were mortgaged with short-term obligations to private investors in August 2002 to partially and temporarily fund the companies operations in 2002.
The properties are owned by two 100% owned subsidiaries of Vista, Vista Management Holdings, LLC and Vista Management Holdings II LLC.

Business Purpose

We were formed to develop various mining interests in Peru that we acquired in 2000 and 2002. We have spent the last 4 years studying the property, building a 25-acre base camp, importing various pieces of mining and processing equipment and raising money for these activities. As of January 13, 2003, we believe we are at least 12 months away from seeing limited commercial production.

Business Activities

In January, 2002 a scoping study on the property was undertaken by Acres International an international mining consulting firm.
Acres reported the results of its study to us on February 6, 2002.
The purpose of the study was to ensure that the investigation and subsequent development of the property was proceeding along industry standards and to evaluate the project in terms of economic potential. The report concluded that the project warranted further development and that with a plus or minus 40% accuracy, the breakeven gold grade for a NPV return of 15% would be 335 mg/M3 (milligrams per cubic meter). A gold price of $270/oz. was used by Acres International to determine this cut off grade.

On August 15, 2002, we announced signing a contract with Ruen Drilling Int. Inc. Sucursal Del Peru, an international drilling contractor, to begin the comprehensive first-stage drilling program. This program was started and completed in November, 2002. This program was designed to test both types of gravel deposits on our concessions. During this program we drilled 28 holes in total at varying depths, depending on when bedrock was encountered by the drill rig. Samples were obtained from the drill every 1.5 meters. These samples were prepared by our employees for assay at our on site sample preparation facility and a portion of the sample was then sent to independent assay laboratories for analysis. The two laboratories we used were CIMM Peru S.A. and ALS Chemex in Vancouver. Gold values were determined via amalgamation methods. A summary of the program and its results follows.

Palma Real West

Eight holes were drilled in this area, an active floodplain located 5 kilometers west of the village of Palma Real. Bedrock was encountered at very deep levels, over 50 meters, indicating the potential for much larger volumes of gravel than originally assumed. While assay results are still pending on some of these holes, Hole
5 encountered a significant gold intercept at a depth of 25 meters. This intercept assayed at 12,000 mg/m3 (milligrams per cubic meter) substantially higher than the breakeven gold grade calculated by Acres International in their report.
Further intercepts were encountered in this hole near the surface that assayed at 650 mg/m3. This hole was at the western edge of the planned drill pattern and a large area to the west is still unevaluated at this point in time.
There is no assurance that similar test results will be encountered further to the west in this area.


Football Terrace

This area is one of the hillside gravel deposit areas.
It is located in an inactive flood plain and is located approximately two kilometers downstream from the camp and processing site facility. Four holes were drilled in this area. Bedrock proved difficult to find in this area. The deepest hole was drilled to approximately 45 meters when it had to be abandoned due to difficulty in obtaining the samples from the drill. Bedrock had not been encountered at this depth. Further work in this area is planned for the future with one of the goals to be to define the bedrock depth. At 45 meters this suggests a greater volume of gravel than originally assumed. All samples from this area were sent out for assay and almost all of them returned gold intercept values. Hole 2 had the highest gold value of approximately 580 mg/m3. In total, three of the holes contained gold intercepts above 300 mg/m3 with Hole 4 returning continuity of gold intercepts over a 15 meter interval. Rare Earth Oxide and zirconium intercepts were also encountered in the samples. A detailed laboratory testing program has been initiated to determine the potential economic values of these materials.

Palma Real East

Seven holes were drilled in this area, an active floodplain located approximately 3 kilometers east of the village of Palma
Real, and approximately 15 kilometers downstream from the camp and processing facility. Bedrock was encountered at a depth of approximately 52 meters indicating the potential for larger volumes of gravels than originally assumed. Near surface gold intercepts were encountered in 5 of the seven holes. Hole 3 returned a gold intercept of 1,260 mg/m3 at a depth of approximately 10 meters and Hole 4 returned a gold intercept 2,033 mg/M3 at a depth of approximately 4 meters. Rare Earth Oxide and zirconium intercepts were also encountered, in greater concentrations than encountered in the Football Terrace area; however, until the detailed laboratory-testing program can be completed it is impossible to determine whether these results suggest an economically viable quantity of these minerals.

Test Mine Area

Nine holes were drilled in this area located immediately adjacent to the camp and processing plant facility. Bedrock was encountered at a depth of 30 meters indicating the potential for greater volumes or gravel than originally assumed. 180 samples, representing 7 of the 9 holes were assayed. Of these, 144 were found to contain gold, although significantly below the cut off grade of 300 mg/m3 established by Acres International. Due to these low gold values and in an effort to manage costs the remaining samples were not sent out for assay. The samples that were assayed also showed positive results for rare earth oxides and zirconium, however, until the detailed laboratory testing program can be completed it is impossible to determine whether these results suggest an economically viable quantity of these minerals.

Mapping Activities

In addition to the drilling program, we concluded the preparation of a detailed contour map of our entire claim block. The preparation of this map will enable us to better evaluate our exploration results and identify any trends that may be present within our concessions.

Test Mining and Process Plant Testing

We test mined the area immediately adjacent to the camp and processing plant location. We added two sets of Spirals to our processing to optimize our gold recovery and added a gravity 'shaking' table to the existing wash plant facility. These two additions will enable us to recover any free gold contained in the gravels and rare earth oxides and allow for smoother plant operations. The low gold grades in the area we test mined did not yield much in the way of gold recovered, however, we were able to fine tune the plant in preparation for the next test mining activities.

At the completion of our drilling and test mining programs we believe we will be in a position to undertake a first-stage feasibility study to determine the commercial viability of the property. The drilling program will provide us with a good indication of our potential reserves, while the test-mining program will enable us to obtain mining and processing cost estimates as well as the estimates for the recoverability of the gold, zirconium and rare earths that we believe exist within the gravels located on our claims.

Commercial production is currently anticipated to begin no earlier than the first or second quarter of fiscal 2004.


Item 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the company is a party or to which any of its property is subject.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 4, 2002 the controlling shareholders of Century
Laboratories, Inc. ("CYLI"), entered into a reorganization and stock purchase agreement (the "Reorganization Agreement") with Vista Continental Corp, a Nevada Corp.

     CYLI was incorporated in Delaware on June 16, 1958.
Its authorized capital consisted of 65,000,000 shares of common stock, par value $.001 and 10,000,000 shares of preferred stock, par value $.001. As of the date of the Reorganization Agreement CYLI had issued and outstanding
4,108,982 common shares and no shares of preferred stock issued and outstanding. CYLI had no outstanding options, warrants, rights or other contractual arrangements relating to the issuance of any additional common or preferred shares.

     At the closing of the reorganization the shareholders of VCC exchanged all of their issued and outstanding shares for 39,837,355 common shares of CYLI issued by CYLI for purposes of the transaction. These newly issued shares of CYLI were issued pursuant to Section 4(2) of the Securities
Act of 1933 and related state securities law exemptions. The closing date for the reorganization was June 6, 2002. The transaction resulted in VCC becoming a wholly owned subsidiary of CYLI. Following the closing the total issued and outstanding shares of CYLI was a total of 43,946,337 common shares. No preferred shares were outstanding at the closing.

     Following the reorganization the shareholders of CYLI consented to changing the name from Century Laboratories, Inc. to Vista Continental Corporation. The current officers and directors were elected following the resignation of the officers and directors of CYLI as of the closing of the transaction. There were no other shareholder actions taken during the fiscal year.



PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Merger.

 (a) Effective June 6, 2002 pursuant to the terms of a Reorganization and Stock Purchase Agreement (the "Reorganization Agreement") dated as of April 9, 2002 we completed a reverse merger transaction with Century Laboratories, Inc. ("Century"), a public company. The prices quoted below for our stock prior to this date represent market data for Century Labs, which at the time was trading under the symbol "CYLI" subsequent to May 1, 2001 and "CNLB" prior to this date. Under this Reorganization Agreement Century acquired all of the outstanding shares of Vista Continental Corporation in exchange for 39,837,355 or approximately 90.7% of Century common shares. The terms of this merger are more fully described in the Form 8-K filed on June 11, 2002 and incorporate here by reference. As a result of this transaction and the resulting name change we became a publicly traded company under the symbol VICC. For the table below the quarter ended March, 31, 2002 is N/A since this pre-dates the reverse merger between Century and Vista and at the time Century was an inactive shell with no trading activity.

(b) Our company's common stock is traded over the counter and is not listed on any national or regional exchange or on the NASDAQ National Market. We are traded on the NASDAQ Bulletin Board ("OTCBB") under the symbol "VICC". The NASDAQ Bulletin Board provides some degree of liquidity, however, this market is less liquid than established stock exchanges or the NASDAQ National Market.

The following table sets forth the range of high and low bid prices that have been provided to our company for each of the quarters for the fiscal year ended December 31, 2001 and the 9 months ended September 30, 2002. These prices as so quoted are by dealers to each other without retail mark-ups, mark-downs or commissions and do not represent actual transactions.
 This information was obtained from the OTCBB report service.

FISCAL YEAR ENDED DECEMBER 31, 2001
                             Low Bid    High Bid
                               Price    Price
First Quarter                 0.08        0.13
Second Quarter                0.06        0.05
Third Quarter                 0.20        0.73
Fourth Quarter               0.73         0.00

NINE MONTHS ENDED SEPTEMBER 30, 2002
                             Low Bid    High Bid
                               Price    Price
Quarter ended 03/31/02        N/A        N/A
Quarter ended 06/30/02        0.16       7.05
Quarter ended 09/30/02        0.65       3.92

There were approximately 3,100 stockholders of record as of January 13, 2002.

(c) We have not paid dividends with respect to our common stock during the previous three fiscal years.
Dividends are not anticipated in the foreseeable future as we intend to retain earnings to support our current operations and fund future exploration and development projects.


ITEM 6. SELECTED FINANCIAL DATA

  Selected financial information is provided for the past two fiscal years.


                                          FY 2002          FY 2001

Net Sales                                       0                 0
Operating income (loss)               (12,281,681)         (976,216)
Net Income (Loss)                     (12,377,525)         (999,105)
Income (Loss)/Share                          (.31)             (.03)
Total Assets                            2,273,835         2,227,275
Long Term Obligations                           0                 0
Cash Dividends/Share                            0                 0




ITEM 7. PLAN OF OPERATION

In 2002, we showed a net loss of approximately $12 million, or $0.31 per common share outstanding. Our cash position as at September 30, 2002 was only $160,000. Our cash outflow from operations for the year was approximately $3 million.
In order to fund our planned operations throughout the next fiscal year we will require approximately the same amount, or $3 million, in cash. Since September 30, 2002 we have only been able to raise approximately $315,000 in equity, the balance of our operations have been funded by cash contributions from our majority shareholder described below. Our capital raising efforts are continuing on an ongoing basis.

We anticipate spending approximately $1,535,000 on drilling and test mining programs in our second fiscal quarter of 2003.
In addition to this we estimate that we will need about $1,000,000 in overhead operating cash during the next 12 months. A secondary 2003 drilling program could cost us an additional $1,000,000 over the next 12 months. We currently estimate that if the results of the above-described programs are positive that a commercial production decision can be made by the end of our fourth quarter ended September
30, 2003. We also estimate that a capital costs required to bring the property up to commercial production will range between $30 - $50 million, although we will have to undertake an engineering study to validate these numbers. We do not feel that such a study is advisable or even possible until the results of our second quarter drilling and test-mining programs are complete and the results can be studied.

We do not presently have sufficient funds to complete any the programs described above. We also will be required to repay the principal balance and interest on the mortgages we took out on our rental houses by the end of fiscal 2003. To retire these mortgages we will need $832,515 by the end of August, 2003. We are currently analyzing whether these properties should be retained by the company, if it is in the best interests of the company to dispose of them, we will undertake to do that as soon as practical. If we decide to retain these houses we will look at re-mortgaging them on more favorable terms to the company.


Between September 30, 2002, and December 31, 2002 we have received $305,000 in cash contributions from our majority shareholder. In order to recognize past capital contributions to June 30, 2002 this shareholder received restricted shares in November as disclosed in the Notes our Financial Statements.
We will continue to give this individual restricted shares in accordance with the formula contained within these Notes on an ongoing basis to recognize any and all future capital contributions.

Critical Accounting Policies

We have the following assets which have alternative recording amounts available to us under generally accepted accounting principles. These alternative methods and our reasons for using the valuations we use are as described below:

a. Property and equipment is shown at our original cost less accumulated depreciation using lives of 3 - 4 years.
Most of our fixed assets are mining equipment. Prevailing mining company practice is to depreciate these assets over a 4-year period, which is the rate we are using. We could alternatively argue that these assets will last a longer period because they are not under heavy use currently and we take care of them. If we chose an 8-year life instead of 4 years, our depreciation expense for 2002 would be $115,000 less. We did not depreciate these assets in 2001 because although we bought most of them then, we didn't begin using them much until fiscal 2002.

We do not feel an impairment charge is necessary because this equipment is all being actively used in our exploratory mining operations currently being conducted. We will add an impairment charge should any major piece of equipment become unusable.

b. Our 8 rental houses in Las Vegas, Nevada are shown at our original cost less accumulated depreciation using lives of 40 years. These rental houses have not provided positive cash flow to us since inception because (a) not all of the houses are rented all the time, and (b) we have made repairs to bring them to top condition. We do expect them to cash flow in the future, although maybe not enough to support a discounted present value at least equal to our carrying value.

We do not feel an impairment charge is appropriate be cause our current carrying values in each case are below what we could obtain if we sold any house in the current real estate market.

c. Our 9 mining concessions are shown at cost. Since all of these concessions have been acquired from our founder Alberto
Docouto, we are showing them at his original cost. We are not depreciating them because they have an indefinite life.

We do not feel an impairment charge is appropriate because we believe our current carrying values are far below the present value of estimated future cash flows from these properties. As we continue to explore our claims, we will write off any claim that proves not viable to commercially develop.




ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA














INDEPENDENT AUDITORS REPORT


To the Board of Directors
  Vista Continental Corporation
  (A Development Stage Company)
  Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Vista Continental Corporation, as of September 30, 2002 and the related statements of expenses, stockholders' equity, and cash flows for each of the two years then ended and for the period from July 1, 1998 (Inception) through September 30, 2002. These financial statements are the responsibility of Vista's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vista Continental Corporation, as of September 30, 2002 and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.


MALONE & BAILEY, PLLC
www.malone-bailey.com
Houston, Texas

November 28, 2002,
  except Note 9, which
  is dated December 30, 2002














                    VISTA CONTINENTAL CORPORATION
                    (A Development Stage Company)
                     CONSOLIDATED BALANCE SHEET
                      As of September 30, 2002


ASSETS
Current Assets
  Cash                             $    160,348
  Prepaid expenses                        5,000
                                    ------------
    Total current assets                165,348
Property & equipment, net of $239,858
     accumulated depreciation            779,984
Rental houses in Las Vegas,
     Nevada net of $38,772
     accumulated depreciation          1,228,728
Mining concessions                        99,275
Deposits                                     500
                                    ------------
      Total Assets                  $  2,273,835
                                    ============
LIABILITIES
Current Liabilities
  Accounts payable                 $    150,782
  Accrued expenses                      177,063
  Tenant security deposits                4,995
  Notes payable, net of $148,845
     unamortized prepaid interest
     and loan costs                     683,670
                                    ------------
Total Current Liabilities             1,016,510
                                    ------------
Minority interest                        11,573
Commitments

STOCKHOLDERS' EQUITY
Common stock, $.001 par, 75,000,000
  shares authorized, 45,150,283
  shares issued and outstanding          45,150
Additional paid in capital           14,626,900
Deficit accumulated during the
  development stage                 (13,426,298)
                                    ------------
Total Stockholders' Equity             1,245,752
                                    ------------
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY           $  2,273,835
                                    ============


        See accompanying summary of accounting policies and notes to financial statements.




                           VISTA CONTINENTAL CORPORATION
                           (A Development Stage Company)
                       CONSOLIDATED STATEMENTS OF EXPENSES
               For the years ended September 30, 2002 and 2001 and
                    the Period from July 1, 1998 (Inception)
                              Through September 30, 2002

                                                          Inception
                                                           Through
                                 2002         2001           2002
                          -----------      ---------  ----------


Mining operating expenses  $  682,432    $     87,605   $    818,315
Administrative expenses    11,361,853         886,148      2,249,392
Depreciation                  237,396           2,463        239,858
                         ------------      ----------    ------------

Net loss from operations  (12,281,681)      (976,216)(13,307,565)

Other income and expenses
  - rental house expenses,
    net of rental house
     receipts                 (    84,536)       ( 21,057)    (   105,593)
  - minority interest
     portion of net
     rental house expenses            845             211          1,056
  - interest expense          (    12,153)                   (    12,153)
  - foreign currency loss                       (  2,043)    (     2,043)
                             ------------    -----------    ------------

Net loss                     $(12,377,525)    $  (999,105)  $(13,426,298)
                             ============       =========   ============
Per share, basic and diluted:
  Net loss per common share      $(.31)           $(.03)
  Weighted average common shares
     outstanding            40,004,891        36,263,346




        See accompanying summary of accounting policies and notes to financial statements.














                              VISTA CONTINENTAL CORPORATION
                              (A Development Stage Company)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY For the Period
                from July 1, 1998 (Inception) Through September 30, 2002

                                                           Deficit
                                                         Accumulated
                                                           During
                               Common Stock              Development
                                 Shares    Amount           Stage         Totals
                              ----------   -----------   ------------   ------------
Incorporation of Vista
  Continental Corporation      1,430,000   $   1,430                  $  1,430
Incorporation of Quillabamba
  Mining, S.A.C.              23,500,000         979                       979
Shares issued in exchange for
  mining equipment on
  October 1, 1999                         10,000,000        40,000      40,000
Stockholder contributions
  to capital                                  61,538                    61,538
Net loss                                                  $(49,668)    (49,668)
                              ----------  -----------   -----------     --------
Balances, 09/30/2000          34,930,000      103,947   (    49,668)    54,279

Stock issued in exchange for:
  Services at $.004 per
    share in December 2000    1,620,000        6,480                     6,480
  7 rental properties on
    March 29, 2001              114,000     1,117,611                1,117,611
  Cash at $10 per share on
    May 22, 2001                100,000     1,000,000                1,000,000
  1 rental property on
    June 7, 2001                 13,000       132,660                  132,660
  Cash at $10 per share
   from June 2001 through
   September 2001                33,300       333,000                  333,000
Stock option expense                          373,750                  373,750
Stockholder contributions to capital          189,788                  189,788
Net loss                                                 (   999,105) (999,105)
                             ----------   -----------   -------------  --------
Balances, 09/30/2001         36,810,300     3,257,236    ( 1,048,773) 2,208,463

Stock issued in exchange for:
  Cash at $10 per share from
  October 2001 to February 2002  27,055       270,550                   270,550
  2 Mining concessions        3,000,000        89,500                    89,500
  Services at $10 per share
    in June 2002                700,000     7,000,000                 7,000,000
  Services at $1.88 & $1.82 per
    share in September 2002     430,000       806,600                   806,600
  Acquisition of Century      4,182,928
Stock option expense                          927,857                   927,857
Stockholder contributions
  to capital                                2,320,307                  2,320,307
Net loss                                                 (12,377,525 (12,377,525)
                            ----------    -----------   ------------  ------------



Balances, 09/30/2002         45,150,283  $14,672,050  $(13,426,298)    $  1,245,752
                              ==========               ============     ============
             Less:  par value              (  45,150)
                                          -----------
                                         $14,626,900
                                         ===========




               See accompanying summary of accounting policies
                     and notes to financial statements.















































                        VISTA CONTINENTAL CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the years ended September 30, 2002 and 2001 and
                  the Period from July 1, 1998 (Inception)
                         Through September 30, 2002

                                                                             Inception
                                                                              Through
                                                2002             2001           2002
                                        ------------        ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                $(12,377,525)      $ (999,105)   $(13,426,298)
Adjustments to reconcile net loss
  to cash used by operating activities:
    Depreciation                             269,083            9,548          278,630
    Stock and options issued for services  8,734,457          380,230        9,115,967
    Income assigned to minority interest   (     845)        (    211)     (    1,056)
     Changes in:
    Prepaid expenses                           5,782         ( 10,525)     (    5,000)
    Accounts payable                         147,832            2,440          150,782
    Accrued expenses                         176,963              100          177,063
    Tenant security deposits                   1,650         (  1,255)             395
    Note payable accretion                    12,153                            12,153
                                        ------------        ----------    ------------
NET CASH USED BY OPERATING ACTIVITIES   ( 3,030,450)         (618,778)     (3,697,364)
                                        ------------        ----------    ------------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of property & equipment      (    85,341)         (893,710)    (   979,842)
  Acquisition of mining concessions                                       (     9,775)
  Increase in deposits                                       (    500)    (       500)
                                        ------------        ----------    ------------
NET CASH USED IN INVESTING ACTIVITIES   (     85,341)         (894,210)   (   990,117)
                                         ---------          ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                671,517                          671,517
  Contributions to capital
    by founding shareholder                2,320,307           189,788      2,572,612
  Sale of stock                              270,550         1,333,000      1,603,700

                                        ------------        ----------    -----------
NET CASH FLOWS FROM FINANCING ACTIVITIES   3,262,374         1,522,788      4,847,829
                                        ------------        ----------   ------------
NET CHANGE IN CASH                           146,583             9,800        160,348
Cash balance, beginning                       13,765             3,965              0
                                        ------------        ----------    ------------
Cash balance, ending                    $    160,348        $   13,765    $    160,348
                                        ============        ==========    ============
Noncash Transactions:
  Purchase of mining concessions
  with stock                            $     89,500                           89,500
  Purchase of rent houses with stock                        $1,250,271   $  1,250,271
  Purchase of equipment with stock                                             40,000

               See accompanying summary of accounting policies
                           and notes to financial statements.


                        VISTA CONTINENTAL CORPORATION
                        (A Development Stage Company)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business. A predecessor entity, Quillabamba Mining, S.A.C., was organized as a Peruvian corporation on July 1, 1998.
See Note 2. The Norsoca Trust was created as a California Business Trust on July 25, 1998. 35 shareholders contributed a total of $1,430 for 1,430,000 shares. The proceeds were used to incorporate Vista Continental Development Corp., ("Vista Development") in Nevada on September 24, 1999. The Norsoca shareholders swapped their shares for 1,430,000 shares of Vista and Norsoca was dissolved. Vista Development changed its name to Vista Continental Corporation ("Vista") on December 16, 1999. Quillabamba Mining, S.A.C. remains a 99%-owned subsidiary of Vista. In 2001, two other 99%-owned subsidiaries were formed to hold 8 rent houses contributed in 2001 to Vista by investors. See Note 2.

On June 6, 2002, Vista entered into an agreement of stock exchange with an inactive public company, Century Laboratories, Inc. ("Century"), and exchanged 100% of its shares for 39,837,355 or 90.5% of total
Century shares after the merger. For accounting purposes this transaction was treated as an acquisition of Century and a recapitalization of Vista. See Note 7.

Vista is developing a mining concession in Peru that it acquired in October 2000.

Principles of consolidation. The consolidated financial statements include the accounts of Vista and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Cash and cash equivalents. For purposes of the statements of cash flows, Vista considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Use of estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the income statement. Actual results could differ from those estimates.

Revenue recognition. Vista has no revenues to date from its mining operations. Rental house income and expenses are netted in other income.

Long lived assets. Property, plant and equipment are stated at cost less depreciation beginning when the assets are placed in service. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations.

Depreciation is computed by applying the straight-line method over the stimated useful lives of the machinery and equipment.

Impairment of Long-Lived Assets. Vista reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer beappropriate. Vista assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

A summary of property and equipment as of September 30, 2002 is as follows:

                                           Cost       Depr. lives
                                        ----------     -----------
     Mining equipment                   $  976,093        4 years
     Office computers and equipment         36,649        3 years
     Vehicles                                7,100        3 years
     Accumulated depreciation             (239,858)
                                        ----------
                                        $  779,984
                                        ==========

Income taxes. Vista accounts for income taxes using the asset and liability approach which is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Vista records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Foreign currency. Vista's Peruvian subsidiary has the U.S. dollar designated as their functional currency because most of the transactions there are conducted in U.S. dollars. Transactions conducted in the local currency are remeasured to U.S. dollars for consolidation purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and related elements of expense. Expense elements are remeasured at average rates that approximate the rates in effect on the transaction dates. Remeasurement gains and losses are included in other income and expense.

The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended September 30, 2002 and 2001, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock options. Vista accounts for stock options issued to employees under the intrinsic value method. Under this method, no compensation expense is recognized for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant. Fair value is used for options and warrants issued to non-employees as compensation.




NOTE 2 - SUBSIDIARIES

In October 2000, Alberto Docouto contributed mining equipment valued at his original cost of $40,000 for 10,000,000 shares of Vista.

Quillabamba Mining S.A.C. ("Quillabamba") was formed as a Peruvian corporation on July 1, 1998. This entity controlled 7 mining leases in Peru. This number increased to 9 in 2002. In October 2000, a 1% shareholder returned his share to Quillabamba and Mr. Docouto, a 98% shareholder, contributed his now 99% ownership of Quillabamba to Vista for 23,500,000 shares of Vista. Because both companies are and have been controlled by Mr. Docouto since their inceptions, these financial statements are shown as having been combined since the inception of each. The remaining 1% of Quillabamba is owned by a Peruvian citizen, as required by Peruvian law.

In March 2001, 7 rent houses in Las Vegas valued at $1,117,611 were contributed by an investor for 114,000 shares of Vista.
These houses were contributed by Vista to Vista Management Holdings Co. LLC ("VMH I") in exchange for a 99% ownership interest in VMH I.

In June 2001, one rent house in Las Vegas valued at $132,660 was contributed by an investor for 13,000 shares. This house was contributed by Vista to Vista Management Holdings Co. II LLC ("VMH II") in exchange for a 99% ownership interest in VMH II.

The other 1% of each rent house LLC is controlled by Mr.
Docouto through ownership by another entity.


NOTE 3 - TENANT SECURITY DEPOSITS

Each of the eight rental properties require a security deposit from the tenant. In the acquisition of the rental properties, Vista assumed $4,600 of tenant security deposits.
The total as of September 30, 2002 was $4,995.


NOTE 4 - NOTES PAYABLE

In September 2002, Vista borrowed money using all eight of its rent houses as collateral. Net proceeds to Vista totaled $671,517. All principal and interest is due in September 2003. The stated interest rate is 14%, with an effective interest rate of 21.7%. Interest and loan costs of $160,998 were deducted at closing and are being amortized over the life of the loan.


NOTE 5 - STOCK ISSUANCES

FOR SERVICES

In December 2000, Vista issued 1,620,000 shares of common stock to directors and employees for a fair value of $.004 per share for a total value of $6,480. The stock price used is the average value of stock issued to the founding shareholder during the prior year.

In the third quarter of 2002, Vista issued 700,000 shares of common stock for services valued at $10 per share or $7,000,000. The stock price used is the price of stock sold to investors during this period.

In the fourth quarter of 2002, Vista issued 430,000 shares of common stock for services valued at $1.88 and $1.82 per share or $806,600. The stock price used is the average market trading price during this period.

FOR CASH

In May 2001, Vista sold 100,000 shares of common stock for $10 per share for total proceeds of $1,000,000. From June 2001 through September 2001, Vista sold 33,300 shares of common stock for $10 per share for total proceeds of $333,000.

In fiscal year 2002, Vista sold 27,055 shares for $270,550.

FOR MINING CONCESSIONS

In fiscal year 2002, Vista issued 3,000,000 shares to the founder and majority shareholder for 2 new mining concessions in Peru valued at the shareholder's original cost of these mining concessions, or $89,500.

FOR CENTURY ACQUISITION

Vista merged with a publicly-traded inactive company, Century Laboratories, Inc. on June 6, 2002. Immediately before the merger, Century had 4,108,982 shares outstanding.  Century issued
1 new share in exchange for each share outstanding of Vista's then outstanding shares, or 39,837,355 shares, resulting in a total merged company shares outstanding of 43,946,337 shares. This merger was accounted for as a "reverse merger" whereby Vista is shown as acquiring Century by adding 4,108,982 shares as outstanding to Vista's previous 39,837,355 shares. In addition, 73,946 shares were issued for services performed in connection with the merger
with Century Laboratories, Inc.   Also in addition, Vista paid
$578,075 to certain owners of Century. This amount is included in administrative expenses in 2002. Contemporaneously, 300,000 shares were issued to an officer of Vista as compensation for services rendered in connection with this acquisition.

SHAREHOLDER CONTRIBUTIONS

Mr. Docouto contributed $2,320,307 and $189,788 in cash and payments of Vista expenses in fiscal 2002 and 2001, respectively.

Mr. Docouto has committed additional monies as required to finance Vista in fiscal 2003, which Vista has estimated to be about $3 million.

STOCK OPTION EXPENSE

Under the intrinsic value method, compensation expense for stock options issued to employees totaled $927,857 and $373,750 in fiscal 2002 and 2001, respectively. See Note 7.







NOTE 6 - INCOME TAXES

     Deferred tax assets           $         1,444,000
     Less: valuation allowance               (1,444,000)
                                            -----------
     Net deferred taxes            $         0
                                            ===========

Vista has net operating losses of approximately $3,643,000 and $468,000 at September 30, 2002 and 2001, respectively, each of which can be carried forward 20 years.


NOTE 7 - STOCK OPTIONS AND WARRANTS

Vista's Stock Option Plan provides for the grant of up to 600,000 shares of non-qualified options to directors, officers and employees of Vista, and opportunities for directors, officers, employees and consultants of Vista to make purchases of stock in Vista. The Plan's issuances are administered by Vista's Board of Directors, who have substantial discretion to determine the recipients, amounts, time, price, exercise terms, and restrictions, if any.

Vista uses the intrinsic value method of calculating compensation expense to employees. During fiscal 2001, Vista issued stock options to employees and directors. The difference between the cash selling price of $10 per share and the option exercise price of $5 per share, for 560,000 options was $2,800,000, which is being recognized as compensation expense for the issuance of these options. $373,750 was recognized in 2001, $927,857 in 2002 and $642,143,
$535,000, $253,750 and $67,500 will be recognized in 2003 - 2006, respectively.

During fiscal 2002, Vista issued 350,000 options to employees and directors. The exercise price of $10 per share was more than the selling price of Vista's stock on each grant date. Therefore, there was no intrinsic value and no expense has been recorded in connection with these options.

Summary information is as follows:
                                                  No. of       Exercise
                                                  Options      Price
                                                 --------      --------
     Options outstanding at September 30, 2000         0
     Options granted in fiscal 2001              660,000       $  5.00
     Options forfeited in fiscal 2001           (100,000)         5.00
                                                --------       -------
     Options outstanding at September 30, 2001   560,000          5.00

     Options granted in fiscal 2002              350,000         10.00
                                                --------
     Options outstanding at September 30, 2002   910,000
                                                ========









Additional disclosures as of September 30, 2002 are:

                                                  Options        Options
                                                  at $5.00       at $10.00
                                                 ---------      ---------
     Number of shares                              560,000        350,000
     Weighted average remaining life              33 months      33 months

     Currently exercisable share options           510,000        350,000

Had compensation cost for Vista's issuances of stock options to employees been determined based on fair value on the grant dates for awards under the Plan consistent with the Black-Scholes option-pricing model suggested by FASB Statement 123, Vista's losses and basic and diluted loss per share would have been increased to the pro forma amounts indicated below:

                                                     2002         2001
                        (in thousands)              --------    -------
                   Net loss  - As reported        $(12,378)    $  (999)
                             - Pro forma           (12,425)       (999)

            Basic and diluted loss per share
                                    - As reported  $( 0.31)    $( 0.03)
                                    - Pro forma     ( 0.31)     ( 0.03)

Variables used in the Black-Scholes option pricing model include (1)
5.00% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of year-end, (3) expected volatility is the actual historical price fluctuation and (4) zero expected dividends.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

Vista's office lease expires on January 31, 2003 with a monthly rent of $10,800. Vista used to have a second office in Toronto, Canada and that monthly rent was $2,525. Use of and payment for that office was discont inued in late 2002, although Mr. Docouto still maintains that location for his other business interests. Rent expense in fiscal 2002 and 2001 was $157,211 and $66,791 respectively.

Vista has employment agreements with six senior management personnel, which vary from 1 to 5 years in total length. As of November 29, 2002, the following are the minimum salary commitments if all of these personnel continue as Vista employees:

        Year ended September 30, 2003        $  566,933
                                 2004           358,600
                                 2005           358,600
                                 2006           333,600
                         - thereafter           112,500
                                             ----------
                              Total          $1,730,233
                                             ==========

In connection with these employment agreements, if Bill Brooks, CEO beginning July 1, 2002, is terminated without cause, his full salary currently at $150,000 per year is payable through July 1, 2007. Also, Vista will owe 6 months' salary to two other senior personnel if they are terminated early by Vista. The other 3 contracts call for minimal severance pay if they are terminated early by Vista.

Two consultants are due 250,000 shares each when the company obtains a listing for trading of its shares on NASDAQ.

In July 2002, Vista acquired the rights to mine 12 additional Peruvian leases from entities controlled by Mr. Docouto in exchange for 20% of net mining income for 10 leases and 10% of net mining income from 2 leases, whereby Vista would pay 20% or 10% of any resulting consolidated net income to Mr. Docouto from mining operations on those leases. These mining rights were acquired for a perpetual life, but with a provision of automatic forfeiture in the event of a sudden change or loss of control of Vista by the current board of directors.



NOTE 9 - SUBSEQUENT EVENTS

In November 2002, Vista sold 400,000 shares of common stock and 400,000 options to purchase Vista stock at $2 per share to two investors for $300,000.

In November 2002, Vista issued 50,000 shares of common stock to an employee pursuant to his employment agreement. The shares were valued at $1.38 per share or $69,000.

In November 2002, Vista sold 30,000 shares of common stock to a third party for proceeds of $14,625.

In December 2002, Vista issued 29,630 shares of common stock to settle a lawsuit. The shares were valued at $1.44 per share or $42,668. This amount is included in accounts payable as of September 30, 2002.

In December 2002, Vista issued 2,656,595 shares of common stock to Mr. Docouto for prior contributions to capital through June 30, 2002 totaling $1,593,957. This issuance was based on a $.60 per share conversion rate which was half of the trading price on the day the Board passed the resolution. Therefore, compensation expense of $1,593,957 will be recorded in connection with this issuance in the first quarter of fiscal 2003.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

NAME                AGE       POSITION
William Brooks      51        President and Chief Executive Officer
Robert Taylor       39        Chief Financial Officer
Ashak Rustom        61        Vice President, Finance, and Director
Howard Rubinoff     45        Secretary
Steven Hegedus      67        Director
Richard Smythe      56        Director
Takao Nishimura     48        Director
Dennis Hare         70        Director

The background and experience for the Directors and Officers is as follows:

William Brooks. Mr. Brooks, 51, is President and Chief Executive Officer of the Company and has been since July, 2002. Mr. Brooks received his Bachelor of Science Degree in Metallurgical Engineering from the Colorado School of Mines in December 1973. He has over 29 years of experience in the mining and mineral processing industry. Mr. Brooks was General Manager of the Yuba Placer Gold Company for
4 years. The Yuba Placer Gold Company operated a large inland dredge on river gravels located in Marysville, California. The types of gravel encountered at Yuba are similar to those found on the company's mining concessions in Peru. Mr. Brooks was also General Manager of the Austin Venture located near Austin Nevada.
Mr. Brooks has extensive international experience working in Canada, Australia and South Africa.

Robert Taylor. Mr. Taylor, 39, is Chief Financial Officer of the Company and has been since September, 2002. Mr. Taylor received his Bachelor of Commerce Degree from the University of Toronto in May, 1986. Mr. Taylor is a member of Canadian Institute of Chartered Accountants. Mr. Taylor also holds a Certified Public Accountant Certificate in the State of Illinois. Mr. Taylor is a former Audit Manager with Ernst and Young. Mr. Taylor was a Project Analyst with Lac Minerals, the Administration Manager and Controller for the Bullfrog Mine, operated first by Lac then by Barrick Gold. Mr. Taylor was also the Manager of Finance and Administration for the Getchell mine operated by Getchell Gold Corporation. Prior to joining Vista, Mr. Taylor held several positions with American Residential Services, LLC a subsidiary of Service Master including Regional Controller, Six Sigma Black Belt and General Manager (Las Vegas).


Ashak Rustom. Mr. Rustom, 61, is the Vice President, Finance and a Director of the Company and has been since the company was formed in September, 1999. Mr. Rustom has an extensive background in project management, contract administration, financing, cash flow projections, property valuations, cost control as well as forecasts, and financial planning. Mr. Rustom has over 40 years experience in corporate finance and management of risk capital investments.

Howard Rubinoff. Mr. Rubinoff, 45, is Secretary of the Company. Mr. Rubinoff is a partner at the law firm Fogler Rubinoff. Mr. Rubinoff has over 15 years experience in corporate and commercial law with an emphasis on mergers and acquisitions and financing. A graduate of Windsor Law School, Mr. Rubinoff has traveled extensively assisting clients in their global expansions and has been involved in the purchase and financing of many hydro electrical power plants. Mr. Rubinoff's firm is the Canadian member of the International Lawyers network.

Steven Hegedus, DDS.  Dr. Hegedus, 67 is a Director of the Company.
Dr. Hegedus received his Doctor of Dental Surgery from the University of Toronto and has a thriving orthodontic practice in Welland and Niagara Falls, Ontario. Dr. Hegedus has an extensive background in real estate holdings, development and business ventures as the owner of Helubar Corporation, an Ontario real estate holdings corporation and as President of Villa Mora Corporation, an Ontario real estate development company.

Richard Smythe, Ph.D.  Dr. Smythe, 56 is a Director of the Company.
Dr. Smythe has 25 years experience working with gas emissions and gas study research and testing technique development. Dr. Smythe received his PH.D. in Analytical Chemistry at the University of Waterloo (Ontario). Dr. Smythe then did a post-doctoral fellowship at the State University of New York in Buffalo. Dr. Smythe has acted as adjunct research supervisor at Brock University in St. Catherines, Ontario. Dr. Smythe has operated his own testing an analysis laboratory and continues to act as consulting senior scientist for Walker Industries. Dr. Smythe is qualified as an expert witness throughout the court systems of the province of Ontario as well as the States of New York and Pennsylvania.
Dr. Smythe has had numerous articles published in scientific journals.

Takao Nishimura. Mr. Nishimura, 48, is a Director of the company. Mr. Nishimura graduated with a Bachelor's degree from Kyoto University of Foreign Study in 1977 and is an executive member of the Asian Pacific Alliance of YMCAs and an executive member of the alliance of YMCAs in Japan, as well as being District Governor of T's Men's Club of Toshin District in Japan. Mr. Nishimura is President of Netwest USA, Inc. of Nevada and also President of Ebiyusa Co. of Osaka, Japan.

Dennis Hare. Mr. Hare, 70, is a Director of the Company. Mr. Hare received his degree in Civil Engineering from the University of Wales in Cardiff (UK) and is a member of both the Professional Engineers of Ontario and the Institution of Civil Engineers, UK. Mr. Hare is past Vice President and Director of International Operations for Acres International, a worldwide engineering consulting firm. He also served as Acres International's board member for various joint ventures and consortia, responsible for executing hydro electric, irrigation and mining projects in Iran, India and China. As Vice-President, Hydro Division for Acres International, Mr. Hare had corporate responsibility for business development and operations relating to all hydro electric, irrigation, water resource projects and agriculture activities overseas, including the management of major projects in Pakistan, Ghana, Iran, China, Laos, Cambodia, Argentina, Colombia and Canada.
Mr. Hare was also Founding Director of Canada China Power Inc. ("CIPM").



ITEM 11. EXECUTIVE COMPENSATION

The following sets forth certain information regarding the annual and long-term compensation for services in all capacities to the company for the prior fiscal year ended December 31, 2001 and the nine-month period ended September 30, 2002 of those persons who were either (i) the Chief Executive Officer of the Company during the last completed fiscal year or (ii) one of the four most highly compensated executive officers of the company as of the end of the last completed fiscal year whose annual salary and bonuses exceeded $100,000 (collectively, the "Named Executive Officers").

William Brooks, President and Chief Executive Officer of the Company received the following compensation during the nine-month period ended September 30, 2002. Mr. Brooks was paid $26,923 in salary from the date he began working for the company to September 30, 2002. Mr. Brooks' current annual salary is $150,000. Mr. Brooks was also reimbursed for $13,771 of relocation expenses.

Robert Taylor, Chief Financial Officer received the following compensation during the nine-month period ended September 30, 2002. Mr. Taylor was paid $7,212 in salary from the date he began working for the company to September 30, 2002. Mr. Taylor's current annual salary is $125,000.

The following table sets forth certain information with respect to grants of stock options during the nine-month period ended September 30, 2002 to the Named Executive Officers.



OPTION GRANTS DURING SIX MONTH PERIOD ENDED SEPTEMBER 30, 2002

NAME                NUMBER OF SHARES TO           PRICE PER SHARE
                    BE ISSUED ON EXERCISED        UPON EXERCISE

William Brooks      100,000                        10.00
Robert Taylor       50,000                         10.00

All options granted represent nonqualified stock options that carry a three-year term. The options were issued with an exercise price that exceeded the selling price of Vista's stock on each grant date.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the numbers of shares of common stock owned of record or beneficially of the officers and directors and controlling shareholder.

Name and Address              Number of Shares           Percent
                              Owned Beneficially         of Class

Steve Hegedus                    237,500                   .5
851 S. Rampart Blvd. # 150
Las Vegas, NV 89128

Victor Hare
851 S. Rampart Blvd. # 150        10,000                 .02
Las Vegas, NV 89128

Ashak Rustom                      205,800                  .5
851 S. Rampart Blvd. # 150
Las Vegas, NV 89128

Takao Nishimura                   327,500                   .7
851 S. Rampart Blvd. # 150
Las Vegas, NV 89128

Howard Rubinoff                    25,000                  .05
851 S. Rampart Blvd. # 150
Las Vegas, NV 89128

Alberto Docouto                 31,347,308                 69.4
851 S. Rampart Blvd. # 150
Las Vegas, NV 89128



Officers and
Directors as a
group                            805,800                  1.8




ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As the majority of our voting common shares are beneficially owned, through a corporation owned by him, by one individual, Mr. Alberto
DoCouto, and Mr. DuCouto owns various other companies, we are related to all companies that Mr. DoCouto owns or controls. One company so-controlled by Mr. DoCouto, Minera Rio Grande, S.A. ("Rio Grande") is a Peruvian mining company. Our Company and Rio Grande both occupy and use the camp and processing facility established in Peru. The costs of running and maintaining the camp, processing plant, equipment and facilities are shared between our company and Rio under the terms of an Occupancy and Use Agreement signed between the two parties and amended from time to time. Our Las Vegas Office Space is also shared with other companies that are owned or controlled by Mr. DoCouto. The costs of these offices are similarly split according to another Occupancy and Use Agreement.


See accompanying summary of accounting policies and notes to financial statements.



PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K.

 (a) 1, 2. The financial statements for the Company as of 09/30/2002 are attached under item 8 hereof.



SIGNATURES

In accordance with Section 12 of the Securities Exchange
Act of 1934, we caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.



Vista Continental Corporation



Dated:       01/13/2003


By:   /s/ Robert Taylor
          Robert Taylor, Chief Financial Officer