Form 10QSB
period 2002-12-31
VISTA CONTINENTAL CORP
filed 2003-02-21
CIK 18886

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark  One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarter ended December 31, 2002

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

                                 6600 W. Charleston Blvd. # 118
                                    Las Vegas, NV 89146
                      (Address of principal executive offices) (Zip Code)

                          Issuer's telephone number: (702) 228-2077

                 Securities registered under Section 12(b) of the Exchange Act:
                                           None

         Securities registered under Section 12(g) of the Exchange Act:
                     Common Stock, par value $0.001 per share
                                (Title of Class)


        On December 31, 2002 40,137,355 shares of Common Stock, $0.001 par value, of the registrant were outstanding.

    Documents incorporated by reference:  None

    Transitional Small Business Disclosure Format (check  one):  Yes |_| No |X|




                                     PART I

      Item  1. Financial Statements





	          VISTA CONTINENTAL CORPORATION
	          (A Development Stage Company)
	           CONSOLIDATED BALANCE SHEET
	             As of December 31, 2002




ASSETS
Current Assets
  Cash			                            $      4,685
  Prepaid expenses			                      22,326
			                                  ------------
    Total current assets			                27,011

Property & equipment, net of $301,253
      accumulated depreciation			         723,865
Rental houses in Las Vegas, Nevada
  net of $46,694 accumulated depreciation			 1,220,806
Mining concessions			                      99,275
			                                  ------------
      Total Assets			                $  2,070,956
			                                  ============


LIABILITIES
Current Liabilities
  Accounts payable & accrued expenses			$    456,410
  Tenant security deposits			                   4,995
  Notes payable, net of $111,051 unamortized
     Prepaid interest and loan costs			     721,464
  Note payable to shareholder			                 279,425
			                                    ------------
Total Current Liabilities			               1,462,294
			                                    ------------

Minority interest			                              11,558

Commitments

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par, 10,000,000 shares
  authorized, none issued and outstanding
Common stock, $.001 par, 65,000,000 shares authorized
  61,533,780 shares issued and outstanding		      61,534
Additional paid in capital			              16,129,159
Deficit accumulated during the development stage	 (15,593,589)
			                                    ------------
Total Stockholders' Equity			                 597,104
			                                    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$  2,070,956
			                                    ============

	              VISTA CONTINENTAL CORPORATION
	              (A Development Stage Company)
	            CONSOLIDATED STATEMENTS OF EXPENSES
	For the Three Months Ended December 31, 2002 and 2001 and
                  the Period from July 1, 1998 (Inception)
                        Through December 31, 2002



				                                           Inception
				                                            Through
			                    2002	         2001	    2002
			                ------------    -----------   ------------

Mining operating expenses	   $    382,516	$     43,450   $  1,200,831
Administrative expenses	              592,773	     401,761     13,922,165
Depreciation		               64,846		58,868	  304,704
Loss on disposal of assets	          3,124				    3,124
			               ------------	------------   ------------

Net loss from operations	    (1,043,259)	    (504,079)   (15,430,824)

Other income and expenses
- rental house expenses, net of
	rental house receipts	    (    1,541)	    (  9,922)   (   107,134)
- minority interest portion of
	net rental house expenses	      15		    99	    1,071
  - interest expense	          (   42,506)	                (    54,659)
  - foreign currency loss					          (     2,043)
			              ------------	 -----------    ------------

Net loss		              $ (1,087,291)	$   (513,902)   $(15,593,589)
			              ============	============    ============
Per share, basic and diluted:
  Net loss per common share	        $(.02)	        $(.01)
  Weighted average common shares
	outstanding	               50,789,453	   36,810,300



















                  VISTA CONTINENTAL CORPORATION
	            (A Development Stage Company)
	          CONSOLIDATED STATEMENTS OF CASH FLOWS
	  For the Three Months Ended December 31, 2002 and 2001 and
                the Period from July 1, 1998 (Inception)
                       Through December 31, 2002

		                                                        Inception
		                                                         Through
			                          2002	   2001	     2002
			                      ------------	----------	 ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		                     $ (1,087,291)	$ (513,902)	 $(15,593,589)
Adjustments to reconcile net loss
  to cash used by operating activities:
    Depreciation	                           72,768	    66,790		351,399
    Loss on disposal of assets	          3,124				  3,124
    Stock and options issued for services	  224,433	   231,964	   10,420,400
    Imputed interest on note payable to
      shareholder	                            4,712				  4,712
    Stock issued in lawsuit settlement	   42,668				 42,668
    Income assigned to minority interest	       15)	  (     99)	  (     1,071)
    Reduction of note payable to shareholder
      for his share of mining camp expenses
      paid by Vista (see note 4)	     (  200,757)			  (   200,757)
	Changes in:
    Prepaid expenses	                 (   17,326)			  (    22,326)
    Deposits		                        500
    Accounts payable & accrued expenses	  128,565				456,309
    Tenant security deposits	  			395
    Note payable accretion	               37,794				 49,947
			                     ------------	 ----------	  ------------
NET CASH USED BY OPERATING ACTIVITIES    (  790,825)	   (215,247)  ( 4,488,789)
			                     ------------	 ----------	 ------------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of property & equipment	     (   12,375)			  (   992,217)
  Proceeds from sale of fixed assets	      525				    525
  Acquisition of mining concessions					        (     9,775)
				               ------------			 ------------
NET CASH USED IN INVESTING ACTIVITIES    (   11,850)			  ( 1,001,467)
				               ------------			 ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable					                  671,517
  Proceeds from note payable to
       shareholder	                    358,000				358,100
  Repayments of note payable to
        shareholder	                 (   54,300)			       54,300)
  Contributions to capital
    by founding shareholder					                  977,666
  Sale of stock	                          343,312	    205,000	    3,541,958
			                     ------------	 ----------	 ------------
NET CASH FLOWS FROM FINANCING ACTIVITIES	  647,012	    205,000	    5,494,941
			                     ------------	 ----------	 ------------
NET CHANGE IN CASH	                (  155,663)	    ( 10,247)	  4,685
Cash balance, beginning	                   160,348	      13,765	      0
			                    ------------	  ----------  ------------
Cash balance, ending	              $      4,685	  $    3,518  $     4,685
		                          ============	==========	 ============







VISTA CONTINENTAL CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Vista Continental Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the audited financial statements and notes thereto contained elsewhere on Form 10KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2002, as filed with Form 10KSB, have been omitted.


NOTE 2 - COMMON STOCK

For the quarter ending December 31, 2002, Vista sold 515,000 shares of common stock for $343,312.

For the quarter ending December 31, 2002, Vista issued 82,272 shares of common stock for $95,147 of services.

For the quarter ending December 31, 2002, Vista issued 29,630 shares of common stock valued at $42,668 to settle a lawsuit.

For the quarter ending December 31, 2002, Vista issued 12,500,000 shares of common stock to an agent in trust as collateral for a loan not yet received.

For the quarter ending December 31, 2002, Vista recorded $129,433 of stock option expense.




NOTE 3 - NOTE PAYABLE TO SHAREHOLDER

Vista's majority shareholder has advanced cash to Vista over time as capital contributions. In December 2002, $176,482 of prior contributions was converted into a demand note payable. Interest is being imputed at 8%. Additional loans of $358,000 were made in the quarter ending December 31, 2002. Cash repayments of $54,300 have been made to the shareholder in the quarter ending December 31, 2002. As part of an agreement with a privately owned company of the majority shareholder, Vista has reduced expenses and the note payable to shareholder by $200,857. See note 4.


NOTE 4 - AGREEMENT TO SHARE MINING EXPENSES

In the quarter ending December 31, 2002, Vista began operating under a verbal agreement with a company owned privately by the majority shareholder. The parties agreed to share the costs of operating the mining camp in Peru. The privately owned company owns mineral leases in the general vicinity of Vista's leases. Both companies agreed to share camp costs equally when both companies are operating in the camp. If one company is operating in the camp and the other is not, the operating company must bear 80 percent of the camp costs and the non-operating company must bear 20 percent of the camp costs. Each party has also agreed that for any and all costs incurred on their behalf outside the camp, each party would be solely responsible for these costs. Vista and the majority shareholder agreed that Vista would pay all costs and Vista would either be reimbursed or the note payable to shareholder would be reduced in lieu of cash for the portion of the privately owned company's camp expenses. For the quarter ending December 31, 2002, Vista reduced both its mining expenses and the note payable to shareholder by $200,857.



NOTE 5 - SUBSEQUENT EVENTS

In January 2003, Vista issued 550,841 shares of common stock for $364,828 of services.






Item 2.  PLAN OF OPERATION

In the three-month period ended December 31, 2002, we showed a net loss of approximately $1.1 million or $0.02 per common share outstanding. This represents an approximate $539,000 increase over the loss incurred during the same period in 2001. This increase was primarily generated by the increase in losses from our Peruvian mining operations, which increased by approximately $339,000. These increased losses represented the costs associated with our Phase I exploration and drilling program. During this program, we spent approximately $298,000. This spending was broken down as follows: approximately $235,000 was spent drilling and studying the geology of the area; approximately $25,000 was spent on assaying the samples taken while we were drilling; approximately $23,000 was spent mapping the area of our claims; and, and approximately $15,000 was spent engineering and optimizing the operation of our wash plant processing facility. An additional $75,000 was also spent operating our camp facility in Peru including the payroll costs of our employees who participated in the drilling, sampling and wash plant operations during Phase I. On the capital expenditure side, we also invested approximately $11,000 in lab and sample equipment during the period to assist us in evaluating our results.
Additionally, we spent approximately $9,000 conducting research into new and innovative uses of rare earths. Our administrative expenses also increased over the same period last year by approximately $191,000, going from approximately $402,000 in 2001 to approximately $593,000 in 2002. This represents an overall increase in general and administrative expenses in our Las Vegas and Lima, Peru offices. Our depreciation expense also increased slightly as a result of the fixed asset additions made during the current and previous quarters to facilitate our Phase I exploration and drilling program.

Our cash position as at December 31, 2002 was approximately $4,700. Our cash outflow from operations for the three-month period was approximately $792,000. In order to fund our planned operations throughout the balance of the fiscal year we will require between $1.7 million and $2.7 million, in cash. Since September 30, 2002 we have been able to raise approximately $343,000 in equity. The
$343,000 was raised in three private placement transactions. The first, in November, generated us $300,000. The second two transactions took place in December and generated us approximately $15,000 and $28,000, respectively. The balance of our operations has been funded by loans from our majority shareholder.
Our capital raising efforts continue on an ongoing basis.

We anticipate spending approximately $1,000,000 on drilling and test mining programs in our second fiscal quarter of 2003 when the 'rainy' season ends in Peru. We are currently finalizing these plans based on the results achieved by our Phase I program. In addition to this, we estimate that we will need about $700,000 in overhead operating cash during the next 9 months. A secondary 2003 drilling program could cost us an additional $1,000,000 should we decide to undertake one. This program would likely take place late in the fiscal year. All plans are subject to us being able to secure sufficient funding on reasonable terms.

We currently estimate that if we receive the required funding and the results of the above-described programs are positive that a commercial production decision can be made by the end of our fiscal year, September 30, 2003. We also estimate that the capital costs required to bring the property up to commercial production will likely range between $30 - $50 million, although we will have to undertake an engineering study to validate these numbers. We do not feel that such a study is advisable or even possible until the results of our second quarter drilling and test-mining programs are complete and the results can be studied.

We do not presently have sufficient funds to complete any of the programs described above. We also will be required to repay the principal balance and interest on the mortgages we took out on our rental houses by the end of fiscal 2003. To retire these mortgages we will need $832,515 by the end of August, 2003. We are currently in the process of selling two of these houses that are unoccupied and do not generate us any rental income. Depending on our success with selling these homes we will consider selling the balance of these houses. However, the remaining homes will be more difficult to sell than the ones that we are planning on selling because they have tenants currently occupying them. The leases signed by these tenants must be honored by a purchaser under Nevada law. We are also determining whether or not we might be able to sell all the homes as a package to one individual or property management company who would be willing to own them as rental properties. If we decide to retain these houses we will look at re-mortgaging them on terms more favorable to the company.

Between December 31, 2002, and February 14, 2003 we have received approximately $189,000 in additional loans from our majority shareholder. In order to recognize past capital contributions to June 30, 2002 this shareholder received restricted shares in November as disclosed in the Notes to our Financial Statements. This shareholder has elected to have us repay the funds contributed since June 30, 2002 and any additional funds he may contribute in the future in cash. Since this shareholder also operates a private mining company that shares the camp with us in Peru, the balance of the funds owed to him are reduced by his company's share of the operating costs of the camp as governed by the Occupancy and Use Agreement that exists between the two companies. As at December 31, 2002 we owed this shareholder approximately $279,000. This shareholder has agreed, in writing, to continue to fund our operations if no other funding source can be found. As described in Notes 3 and 4 to the Financial Statements the balance owed to this shareholder is being reduced by his private company's share of the mining camp operating expenses. Should an alternative funding source be obtained that will allow us to operate and repay this shareholder we will do so. In this case, any future funds owed by this private company relating to the joint operation of the mining camp will be invoice to and collected from this shareholder in cash.

Item 3. Legal Proceedings.

In November, we settled a lawsuit with defendant and counter-claimant Uptrends Marketing. This suit centered around invoices for advertisements placed in The Wall Street Journal by Uptrends for which we alleged that we paid Uptrends the full advertising rate while only being required to pay a discounted rate. Uptrends counter-sued us for payment of an outstanding invoice that we had refused to pay. In the end, we settled the dispute and both dropped our suits to save both parties the cost and inconvenience of a trial. Under the terms of the Settlement Agreement we were required to give Uptrends 29,630 restricted common shares valued at $42,668.


ITEM 6.       Exhibits and Reports on Form 8-K.

(a)     Exhibits:

        99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




(b)  Form 8-K


        No reports on Form 8-K were required to be filed during the period covered by this report.







     SIGNATURES

Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized this 18th day of February,2003.

   VISTA CONTINENTAL CORPORATION


    /s/   ___Bill Brooks________________________________
          By: Bill Brooks, Chief Executive Officer and President




CERTIFICATION


I, Robert Taylor, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Vista
Continental Corporation;

2. Based on my knowledge, this quarterly report does not contain any Untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 2/20/03

  			/s/ Robert Taylor
                 ------------------------------------------
                  Robert Taylor
                  Chief Financial and Chief Accounting Officer




CERTIFICATION

I, Bill Brooks, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Vista
Continental Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this uarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");
and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 2/20/03

             	  /s/ Bill Brooks
                    -----------------------------------
                    Bill Brooks
                    Chief Executive Officer


                                  EXHIBIT 99.1


     In connection with the Quarterly Report on Form 10-QSB of Vista Continental Corporation(the "Company") for the quarter ended December 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Bill Brooks, Chief Executive Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1)the Report fully complies with the requirements of
         section 13(a) of the Securities Exchange Act of 1934; and

       (2)the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By:        /s/ Bill Brooks
       --------------------------------------------
Name:   Bill Brooks
        Chief Executive Officer
        February 20, 2003










                                  EXHIBIT 99.2

   In connection with the Quarterly Report on Form 10-QSB of Vista Continental Corporation(the "Company") for the quarter ended December 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Robert Taylor, Chief Financial Officer of the Company, certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

        (3) the Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

        (4) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



By:      /s/ Robert Taylor
       -------------------------------------------
Name:   Robert Taylor
        Chief Financial and Chief Accounting Officer
        February 20, 2003