Form 10KSB/A
period 2002-09-30
VISTA CONTINENTAL CORP
filed 2003-02-24
CIK 18886

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-KSB
                              Amendment No. 1


          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended September 30, 2002



                    VISTA CONTINENTAL CORPORATION


                   COMMISSION FILE NO. 2-90519

        A Delaware Corporation           EIN: 72-0510027

                   6600 W. Charleston Blvd. # 118
                      Las Vegas, NV 89146

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

On February 12, 2003 we amended our certificate of incorporation
To increase our authorized capital to 145,000,000 common shares of $ .001 par value and 10,000,000 preferred shares of $ .001 par value.



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

As discussed in Note 10 to the financial statements, errors resulting in an understatement of previously reported par value of common stock, additional paid in capital, and deficit accumulated during the development stage as of September 30, 2002, was discovered by the management of Vista during January 2003. Accordingly, adjustments have been made as of September 30, 2002, to correct the error.


MALONE & BAILEY, PLLC
www.malone-bailey.com
Houston, Texas

November 28, 2002,
  except Note 9, which
  is dated December 30, 2002
  and Note 10, which is dated
  February 13, 2003
























	    VISTA CONTINENTAL CORPORATION
	    (A Development Stage Company)
	     CONSOLIDATED BALANCE SHEET
	      As of September 30, 2002


			                            (Restated)
			                           ------------
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

Commitments

STOCKHOLDERS' EQUITY

Common stock, $.001 par, 75,000,000 shares
  authorized, 48,406,878 shares issued
  and outstanding			                 48,407
Additional paid in capital			 15,703,643
Deficit accumulated during the
    development stage			      (14,506,298)
			                       ------------
Total Stockholders' Equity			  1,245,752
			                       ------------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY		     $  2,273,835
			                       ============



                     VISTA CONTINENTAL CORPORATION
	               (A Development Stage Company)
	            CONSOLIDATED STATEMENTS OF EXPENSES
	     For the years ended September 30, 2002 and 2001 and
                the Period from July 1, 1998 (Inception)
                     Through September 30, 2002


				                                         (Restated)
				                                          Inception
			                 (Restated)	                  Through
			                   2002	         2001	        2002
			               ------------	------------    ------------

Mining operating expenses	  $    682,432	$    87,605	    $    818,315
Administrative expenses	          12,441,853	    886,148		13,329,392
Depreciation		             237,396		2,463	 	   239,858
			              ------------   ------------	    ------------

Net loss from operations	   (13,361,681)	   (976,216)	(14,387,565)

Other income and expenses
- rental house expenses, net of
	rental house receipts	   (    84,536)	   ( 21,057)	 (  105,593)
- minority interest portion of
	net rental house expenses	     845		  211		      1,056
  - interest expense	         (    12,153)			      (    12,153)
  - foreign currency loss			         (  2,043)	(     2,043)
			              ------------   ------------	     ------------

Net loss		              $(13,457,525)  $   (999,105)     $(14,506,298)
			               ============	============	============
Per share, basic and diluted:
  Net loss per common share	         $(.33)	      $(.03)
  Weighted average common shares
	outstanding	                40,990,423	 36,263,346




















                  VISTA CONTINENTAL CORPORATION
                  (A Development Stage Company)
	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
	    For the Period from July 1, 1998 (Inception)
                    Through September 30, 2002
                           (Restated)



	                                                     Deficit
                                                          Accumulated
			                                         During
	                                 Common Stock	    Development
			                  Shares	Amount	Stage	     Totals
				        ----------   --------    ---------  ------------
Incorporation of Vista
  Continental Corporation	   1,430,000   $     1,430		    $  1,430
Incorporation of Quillabamba
  Mining, S.A.C.	              23,500,000	     979	               979
Shares issued in exchange for
  mining equipment on
     October 1, 1999		  10,000,000	  40,000			40,000
Stockholder contributions to
       capital			                    61,538	            61,538
Net loss						  $(    49,668)	       (    49,668)
				         ----------   -----------	-------- ----------
Balances, September 30, 2000	  34,930,000       103,947  (  49,668)	54,279

Stock issued in exchange for:
  Services at $.004 per
    share in December 2000	   1,620,000	   6,480			 6,480
  7 rental properties on
    March 29, 2001	           114,000     1,117,611	         1,117,611
  Cash at $10 per share on
    May 22, 2001	                 100,000     1,000,000	     	   1,000,000
  1 rental property on June 7, 2001	13,000	 132,660	           132,660
  Cash at $10 per share from June
    2001 through September 2001	33,300	 333,000	           333,000
Stock option expense			             373,750	           373,750
Stockholder contributions to capital		 189,788	           189,788
Net loss						   (   999,105)	         ( 999,105)
				        ----------     ---------	--------- ---------
Balances, September 30, 2001	  36,810,300	3,257,236 ( 1,048,773)2,208,463

Stock issued in exchange for:
  Cash at $10 per share from
    October 2001 to February 2002	27,055	  270,550		 	270,550
  Cash at $.60 per share from
    February 2002 through
       May 2002                  2,656,595	1,593,957	          1,593,957
  2 Mining concessions	         3,000,000	   89,500		       89,500
  Services at $10 per share
    in June 2002 	                 700,000	7,000,000	          7,000,000
  Services at $1.80 per share
    in July 2002	                 600,000	1,080,000	          1,080,000
  Services at $1.88 & $1.82 per
    share in September 2002	     430,000	  806,600			806,600
  Acquisition of Century	   4,182,928
Stock option expense		                    927,857			927,857
Stockholder contributions to capital		  726,350			726,350
Net loss						    (13,457,525)	        (13,457,525)
				----------	-----------	------------	  ------------
Balances, September 30, 2002	  48,406,878  $15,752,050 $(13,426,298) $1,245,752
				        ==========	  	  =============   ========
	Less:  par value			         (  48,407)
						        -----------
						        $15,703,643
						        ===========












































               VISTA CONTINENTAL CORPORATION
	            (A Development Stage Company)
	        CONSOLIDATED STATEMENTS OF CASH FLOWS
	  For the years ended September 30, 2002 and 2001 and
             the Period from July 1, 1998 (Inception)
                  Through September 30, 2002

                                                                  (Restated)
		                                                       Inception
	                                               (Restated)	  Through
			                     2002	       2001	         2002
			                     ------------	----------	------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		                   $(13,457,525)  $ (999,105)	$(14,506,298)
Adjustments to reconcile net loss
  to cash used by operating activities:
    Depreciation	                        269,083	   9,548	     278,630
    Stock and options issued
         for services	                9,814,457	 380,230	  10,195,967
    Income assigned to
          minority interest	          (     845)	 (  211)	      1,056)
	Changes in:
    Prepaid expenses	                    5,782	( 10,525)	(     5,000)
    Accounts payable	                  147,832	   2,440	     50,782
    Accrued expenses	                  176,963	     100	    177,063
    Tenant security deposits	              1,650	(  1,255)	        395
    Note payable accretion	             12,153			     12,153
			                   ------------    ----------	------------
NET CASH USED BY OPERATING ACTIVITIES ( 3,030,450)	(618,778)	( 3,697,364)
			                   ------------    ----------  ------------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of property & equipment	  (    85,341)	(893,710)	(   979,842)
  Acquisition of mining concessions					      (     9,775)
  Increase in deposits			                       500)	   (    500)
				             ------------    ----------	------------
NET CASH USED IN INVESTING ACTIVITIES (    85,341)	(894,210)	(   990,117)
				             ------------   ----------	------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable	           671,517		          671,517
  Contributions to capital
    by founding shareholder	           726,350	 189,788	    977,676
  Sale of stock	                     1,864,507     1,333,000	  3,198,636
			                  ------------    ----------   ------------
NET CASH FLOWS FROM FINANCING
           ACTIVITIES                  3,262,374     1,522,788	  4,847,829
			                    ----------    ----------	-----------
NET CHANGE IN CASH	                 146,583	   9,800	    160,348
Cash balance, beginning	                  13,765	   3,965	          0
			                  ------------    ----------   ------------
Cash balance, ending	            $    160,348    $   13,765   $    160,348
		                        ============    ==========   ============


Noncash Transactions:
  Purchase of mining concessions
        with stock	           $     89,500				     89,500
  Purchase of rent houses with stock		    $1,250,271   $  1,250,271
  Purchase of equipment with stock					           40,000



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

Restatements of 2002 were made.  See note 10 for details.

Principles of consolidation. The consolidated financial statements include the accounts of Vista and its subsidiaries.
All significant intercompany transactions and balances have been eliminated.

Cash and cash equivalents. For purposes of the statements of ] cash flows, Vista considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

Depreciation is computed by applying the straight-line method over the estimated useful lives of the machinery and equipment.

Impairment of Long-Lived Assets. Vista reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Vista assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.


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

From October 2001 to February 2002, Vista sold 27,055 shares for
$270,550. Vista issued 2,656,595 shares for cash advances made to Vista by the majority shareholder between February 2002 and May 2002.

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




Summary information is as follows:
		                                  No. of	    Exercise
		                                 Options	      Price
		                                 --------	    --------
	Options outstanding at 9/30/2000             0
	Options granted in fiscal 2001	   660,000	    $  5.00
	Options forfeited in fiscal 2001	  (100,000)	       5.00
		                                --------	   --------
	Options outstanding at 9/30/2001	   560,000		 5.00
	Options granted in fiscal 2002	   350,000		10.00
		                                --------
	Options outstanding at 9/30/2002	   910,000
		                                ========

Additional disclosures as of 9/30/2002 are:
				                     Options   	 Options
			 	                     at $5.00   	at $10.00
				                    ---------		---------
	Number of shares			          560,000		 350,000
	Weighted average remaining life	  33 months		33 months

	Currently exercisable share options	    510,000		 350,000

Had compensation cost for Vista's issuances of stock options to employees been determined based on fair value on the grant dates for awards under the Plan consistent with the Black-Scholes option-pricing model suggested by FASB Statement 123, Vista's losses and basic and diluted loss per share would have been increased to the pro forma amounts indicated below:

			                              2002	      2001
	(in thousands)	                     --------	    --------
	Net loss	- As reported	        $(12,378)	   $  (999)
			- Pro forma	               (12,425)	      (999)

	Basic and diluted loss per share
			- As reported	         $( 0.31)	    $( 0.03)
			- Pro forma	                ( 0.31)	     ( 0.03)

Variables used in the Black-Scholes option pricing model include
(1) 5.00% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of year-end, (3) expected volatility is the actual historical price fluctuation and (4) zero expected dividends.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

Vista's office lease expires on January 31, 2003 with a monthly rent of $10,800. Vista used to have a second office in Toronto, Canada and that monthly rent was $2,525. Use of and payment for that office was discontinued in late 2002, although Mr. Docouto still maintains that location for his other business interests. Rent expense in fiscal 2002 and 2001 was $157,211 and $66,791 respectively.

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


NOTE 10 - RESTATEMENTS PREVIOUSLY REPORTED FINANCIAL STATEMENTS

In the originally prepared financials, 600,000 shares issued to two third parties for services in July 2002 were erroneously not recorded. The value of the shares was $1,080,000. In addition, on December 6, 2002, the board of directors passed a resolution to issue 2,656,595 shares of Vista common stock to the majority shareholder for cash contributions made to Vista between February 2002 and May 2002. This transaction was recorded properly, but the number of shares issued was erroneously omitted. These restated financials correct the amount of shares issued and outstanding as of September 30, 2002.

A summary of the restatements are as follows:

				        Previously	 Increase
As of September 30, 2002:	   Stated	      (Decrease)	   Restated
				       ------------    -----------    ------------
Balance Sheet:
	Cash		           $    160,348			     $    160,348
	Prepaid expenses		      5,000				      5,000
	Property & equipment, net   779,984		       	    779,984
	Rental houses, net	  1,228,728		  	        1,228,728
	Mining concessions	     99,275				     99,275
	Deposits		              500				        500
				     ------------			     ------------
		Total assets     $  2,273,835		           $  2,273,835
				     ============			     ============

	Accounts payable	     $    150,782		            $   150,782
	Accrued expenses		    177,063		 	          177,063
	Tenant security deposits	4,995				      4,995
	Notes payable, net	    683,670				    683,670
	Minority interest		     11,573				     11,573
	Common stock		     45,150		    3,257	     48,407
	Additional paid
          in capital           14,626,900	      1,076,743    15,703,643
	Deficit accumulated
          during the
	    development stage	(13,426,298)    (1,080,000)	(14,506,298)
				     ------------	   -----------	------------
	    Total liabilities
            and equity	     $  2,273,835	   $         0	$  2,273,835
				     ============    ===========    ============

For the year ended September 30, 2002:

Statement of Expenses:
	Mining operating
         expenses	           $    682,432			      $    682,432
	Administrative expenses	 11,361,853	   $ 1,080,000	  12,441,853
	Depreciation		    237,396	   		           237,396
	Other income and expenses    95,844				      95,844
				     ------------    -----------     ------------
	Net loss 		     $(12,377,525)   $(1,080,000)   $(13,457,525)
				     ============	   ===========	============

Net loss per common share	    $(.31)           $(.02)	       $(.33)
Weighted average common shares
	outstanding		      40,004,891		 985,532	   40,990,423



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







SIGNATURES

In accordance with Section 12 of the Securities Exchange
Act of 1934, we caused this amended report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.



Vista Continental Corporation



Dated:       02/20/2003



    /s/    Bill Brooks
    -------------------------------------------------------
    By:   Bill Brooks, Chief Executive Officer and President




CERTIFICATION


I, Robert Taylor, certify that:


1. I have reviewed this amended annual report on Form 10-KSB of Vista Continental Corporation;

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

Date: 2/20/03

  				/s/ Robert Taylor
                       ------------------------------------------
                       Robert Taylor
                       Chief Financial and Chief Accounting Officer




CERTIFICATION

I, Bill Brooks, certify that:

1. I have reviewed this amended annual report on Form 10-KSB of Vista Continental Corporation;

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




Date: 2/20/03

             	  /s/ Bill Brooks
                    -----------------------------------
                    Bill Brooks
                    Chief Executive Officer












                                  EXHIBIT 99.1


     In connection with the Amended Annual Report on Form 10-KSB of Vista Continental Corporation(the "Company") for the year ended September 30, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Bill Brooks, Chief Executive Officer of the Company, certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

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


By:        /s/ Bill Brooks
       --------------------------------------------
Name:   Bill Brooks
        Chief Executive Officer
        February 20, 2003






                                  EXHIBIT 99.2

   In connection with the Amended Annual Report on Form 10-KSB of Vista Continental Corporation(the "Company") for the year ended September 30, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Robert Taylor, Chief Financial Officer of the Company, certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

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