Form 10QSB
period 2003-03-31
VISTA CONTINENTAL CORP
filed 2003-05-15
CIK 18886

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended: March 31, 2003

[ ]  Transition Report Under Section 13 or 15(d) of the Exchange Act.


                         Commission File Number: 2-90519


                          VISTA CONTINENTAL CORPORATION
        (Exact name of small business issuer as specified in its charter)


              Delaware                                      72-0510027
    (State or other jurisdiction                          (IRS Employer
          of incorporation)                             Identification No.)


6600 W. Charleston Blvd. #118, Las Vegas, NV                   89146
   (Address of principal executive offices)                 (Zip Code)


       Registrant's telephone number, including area code: (702)-228-2077


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 62,237,621 common shares as of March 31, 2003.

                                TABLE OF CONTENTS

ITEM                                                                        PAGE
----                                                                        ----

PART I - FINANCIAL STATEMENTS

     1. Financial Statements.............................................      1

     2. Management's Discussion and Analysis or Plan of Operation........      6

     3.  Controls and Procedures ........................................      9

PART II - OTHER INFORMATION

     1. Legal Proceedings................................................     10

     2. Changes in Securities and Use of Proceeds........................     10

     3. Defaults Upon Senior Securities..................................     10

     4. Submission of Matters to a Vote of Security Holders..............     11

     5. Other Information ...............................................     11

     6. Exhibits and Reports on Form 8-K.................................     11

PART I - FINANCIAL INFORMATION

                          VISTA CONTINENTAL CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                              As of March 31, 2003
                                   (Unaudited)

                                     ASSETS

Current Assets
  Cash                                                             $      3,978
  Prepaid expenses                                                       10,738
                                                                   ------------
    Total current assets                                                 14,716

Property & equipment, net of $366,127 accumulated depreciation          658,991
Rental houses in Las Vegas, Nevada
  net of $54,616 accumulated depreciation                             1,212,884
Mining concessions                                                       99,275
                                                                   ------------
      Total Assets                                                 $  1,985,866
                                                                   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable & accrued expenses                              $    303,976
  Tenant security deposits                                                4,995
  Notes payable, net of $71,168 unamortized prepaid
    interest and loan costs                                             761,347
  Note payable to shareholder                                           549,630
                                                                   ------------
         Total Current Liabilities                                    1,619,948
                                                                   ------------

Minority interest                                                        11,481

Commitments

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par, 10,000,000 shares
  authorized, none issued and outstanding
Common stock, $.001 par, 145,000,000 shares authorized
  62,237,621 shares issued and outstanding                               62,238
Additional paid in capital                                           16,874,663
Deficit accumulated during the development stage                    (16,582,464)
                                                                   ------------
                  Total Stockholders' Equity                            354,437
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  1,985,866
                                                                   ============

                          VISTA CONTINENTAL CORPORATION
                          (A Development Stage Company)
                       CONSOLIDATED  STATEMENTS OF EXPENSES For the Three Months
            and Six Months Ended March 31, 2003
              and 2002 and the Period from July 1, 1998 (Inception)
                             Through March 31, 2003
                                   (Unaudited)

                                            Three Months                     Six Months
                                           Ended March 31,                 Ended March 31,            Inception
                                    ----------------------------    ----------------------------       Through
                                        2003            2002            2003            2002            2003
                                    ------------    ------------    ------------    ------------    ------------
Mining operating expenses           $     47,987    $     43,450    $    430,503    $     77,555    $  1,248,818
Administrative expenses                  636,510         169,797       1,411,500         317,323      14,740,892
Depreciation                              64,874           2,464         129,818           4,927         369,676
Loss on disposal of assets                                                 3,124                           3,124
                                    ------------    ------------    ------------    ------------    ------------

Net loss from operations                (749,371)       (215,711)     (1,974,945)       (399,805)    (16,362,510)

Other income and expenses
  - rental house expenses, net of
      rental house receipts               (7,636)         (3,637)         (9,177)         (5,621)       (114,770)
  - minority interest portion of
      net rental house expenses               77              36              92              56           1,148
  - interest expense                     (49,876)                        (92,136)                       (104,289)
  - foreign currency loss                                                                                 (2,043)
                                    ------------    ------------    ------------    ------------    ------------

Net loss                            $   (806,806)   $   (219,312)   $ (2,076,166)   $   (405,370)   $(16,582,464)
                                    ============    ============    ============    ============    ============
Per share, basic and diluted:
  Net loss per common share         $       (.01)   $       (.01)   $       (.04)   $       (.01)
  Weighted average common shares
   outstanding                        61,947,341      39,523,828      56,368,442      37,323,828

                          VISTA CONTINENTAL CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Six Months Ended March 31, 2003 and 2002 and the Period from July 1, 1998 (Inception)
                             Through March 31, 2003
                                   (Unaudited)

                                                                                Inception
                                                                                 Through
                                                   2003            2002            2003
                                               ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                       $ (2,076,166)   $   (405,370)   $(16,582,464)
Adjustments to reconcile net loss
  to cash used by operating activities:
    Depreciation                                    145,662          12,096         424,293
    Loss on disposal of assets                        3,124                           3,124
    Stock and options issued for services           954,057                      11,150,024
    Stock issued in lawsuit settlement               42,667                          42,667
    Imputed interest on note payable
         to shareholder                              14,733                          14,733
    Income assigned to minority interest                (92)            (56)         (1,148)
    Reduction of note payable to shareholder
      for his share of mining camp expenses
      paid by Vista (see note 4)                   (200,857)                       (200,857)
     Changes in:
    Prepaid expenses                                 (5,738)                        (10,738)
    Deposits                                            500
    Accounts payable & accrued expenses             (23,768)          2,000         303,976
    Tenant security deposits                                          1,350             395
    Note payable accretion                           77,677                          89,830
                                               ------------    ------------    ------------
NET CASH USED BY OPERATING ACTIVITIES            (1,068,201)       (389,980)     (4,766,165)
                                               ------------    ------------    ------------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of property & equipment                  (12,375)                       (992,217)
  Proceeds from sale of fixed assets                    426                             426
  Acquisition of mining concessions                                                  (9,775)
                                               ------------                    ------------
NET CASH USED IN INVESTING ACTIVITIES               (11,949)                     (1,001,566)
                                               ------------                    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                                                       671,517
  Proceeds from note payable to shareholder         630,073                         630,173
  Repayments of note payable to shareholder         (56,168)                        (56,168)
  Contributions to capital
    by founding shareholder                                         109,646         977,666
  Sale of stock                                     349,875         270,550       3,548,521
                                               ------------    ------------    ------------
NET CASH FLOWS FROM FINANCING ACTIVITIES            923,780         380,196       5,771,709
                                               ------------    ------------    ------------
NET CHANGE IN CASH                                 (156,370)         (9,784)          3,978
         Cash balance, beginning                    160,348          13,765               0
                                               ------------    ------------    ------------
         Cash balance, ending                  $      3,978    $      3,981    $      3,978
                                               ============    ============    ============
Non-Cash Disclosures:
    Reclassify contributions to capital
      to note payable to shareholder           $    176,482                    $    176,482
    Purchase of mining concession with stock                                         89,500
    Purchase of rent houses with stock                                            1,250,271
    Purchase of equipment with stock                                                 40,000

                          VISTA CONTINENTAL CORPORATION
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

NOTE 2 - COMMON STOCK

In February 2003, Vista's Board of Directors approved to increase the authorized common shares from 65,000,000 to 145,000,000.

In the six months ending March 31, 2003, Vista issued shares of stock for the following:

     - 565,000 shares for $349,876 in cash,
     - 736,113 shares for $513,415 in services, and
     - 29,630 shares of common stock valued at $42,667 to settle a lawsuit.

During December 2002, Vista issued 12,500,000 shares of common stock to an agent in trust as collateral for a loan not yet received. In April 2003, borrowing terms favorable to Vista could not be obtained and the shares were returned to Vista.

In the six months ending March 31, 2003, Vista recorded $440,642 of stock option expense.

NOTE 3 - NOTE PAYABLE TO SHAREHOLDER

Vista's majority shareholder has advanced cash to Vista over time as capital contributions. In December 2002, $176,482 of prior contributions was converted into a demand note payable. Interest is being imputed at 8%. Additional loans of $630,073 were made in the six months ending March 31, 2003. Cash repayments of $56,168 have been made to the shareholder in the six months ending March 31, 2003. As part of an agreement with a privately owned company of the majority shareholder, Vista has reduced expenses and the note payable to shareholder by $200,857. See note 4.

NOTE 4 - AGREEMENT TO SHARE MINING EXPENSES

Beginning in October 2002, Vista began sharing its Peruvian mining camp costs under a verbal agreement with the majority shareholder, who owns separate Peruvian mineral leases in the same geographic vicinity as Vista's leases. Both companies agreed to share camp costs equally when both companies are operating in the camp. If one company is operating in the camp and the other is not, the operating company must bear 80 percent of the camp costs and the non operating company must bear 20 percent of the camp costs. Each party has also agreed that for any and all costs incurred on their behalf outside the camp, each party would be solely responsible for these costs. Vista and the majority shareholder agreed that Vista would pay all costs and Vista would either be reimbursed or the note payable to shareholder would be reduced in lieu of cash for the portion of the privately owned company's camp expenses. For the six months ending March 31, 2003, Vista reduced both its mining expenses and the note payable to shareholder by $200,857.

Beginning in April 2003, Vista's majority stockholder personally assumed all of Vista's Peruvian payroll and other expense obligations, because Vista has suspended its mining development operations until it raises more money.

NOTE 5 - COMMITMENT

Vista's office lease expired on January 31, 2003. Vista entered into a new lease on January 3, 2003 beginning February 1, 2003 through January 31, 2006. Monthly rent expense will be $9,150. Annual minimum lease payments will be as follows:

               Fiscal year 2003                    $ 73,200
               Fiscal year 2004                     109,800
               Fiscal year 2005                     109,800
               Fiscal year 2006                      36,600

NOTE 6 - SUBSEQUENT EVENT

In April 2003, Vista sold one of its rent houses to a third party for $157,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

--------------------------------------------------------------------------------
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. With the exception of historical matters, the matters discussed herein are forward looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.
--------------------------------------------------------------------------------

THE COMPANY

Vista Continental Corporation ("Vista") is a U.S.-based gold, zirconium and rare earth exploration and development company with our principal asset being our ownership of 9 mining concessions in Peru through our 99% owned subsidiary Quillabamba Mining, S.A.C. In addition to these concessions, on July 12, 2002 we also secured full mining rights on an additional 10 mining concessions owned by our current President and majority shareholder through a Peruvian corporation, Minera Rio Grande Mining, S.A. These rights were obtained in exchange for a 10% of consolidated net profit royalty and the assumption of Minera Rio Grande's 10% net profit royalty payable to a third party. These 19 claims form a virtually continuous claim block of approximately 65 kilometers along the Urubamba River in central Peru. There is one claim that breaks up the continuous nature of our claim block and we are presently engaged in negotiations to securing full mining rights to this claim as well.

PLAN OF OPERATION

We were formed to develop various mining interests in Peru that we acquired in 2000 and 2002. We have spent the last 4 years studying the property, building a base camp, importing various pieces of mining and processing equipment, conducting test drilling and mining activities, and raising money for these activities. We are currently unsure as to when or if commercial production will commence.

We completed the Phase 1 drilling program in November of 2002. The Phase 1 mining operations consisted of test drilling of approximately 4 claims of which the mining rights are by Vista. The results of the exploratory drilling were positive. The prescience of gold were found in 75% of the test samples made. The results did not, however, warrant commercial production on those sites at this time. Therefore, we plan to begin Phase 2 of our exploratory drilling this year. It is our intention to double the amount of drilling in Phase 2 as compared to Phase 1. We will continue drilling on those claims that yielded positive results in Phase 1 of the drilling. We also plan to explore claims that weren't tested in Phase 1 of the drilling last year. We also intend to conduct substantially more test mining programs.

At this time, operations at the Peruvian mine have temporarily ceased. The costs to complete Phase 2 of the drilling will be about $700,000. At this time, the Company does not have the monies to begin the Phase 2 drilling program. The majority shareholder has told the Company that he will fund this portion of the project as necessary sometime at the end of May or early June. If this occurs, the Company will be able to begin Phase 2 of the drilling sometime in August.

At the completion of our drilling and test mining programs, we may be in a position to undertake a first-stage feasibility study to determine the commercial viability of the property. The drilling program will provide us with a good indication of our potential reserves, while the test-mining program will enable us to obtain mining and processing cost estimates as well as the estimates for the recoverability of the gold, zirconium and rare earths that we believe exist within the gravels located on our claims. The cost to begin commercial production would range from 20 to 40 million dollars. At this time, we are not in a position to fund such an operation. Further, there are no guarantees that any of the claims will eventually yield enough elements to warrant commercial production.

RESULTS OF OPERATIONS

A. RESULTS OF OPERATIONS:

     The Company has never had revenues from any of its mining projects. The Company will only be able to generate revenues when the Company begins commercial production of the mines. If and when the Company will begin commercial production is uncertain.

EXPENSES AND OPERATING LOSS

For the 3 months ending March 31, 2003, the Company had a net loss from operations of $749,371 as compared to $215,711 for the 3 months ending March 31, 2002. This is largely due to an increase in administrative expenses, which increased from $169,797 for the period ending March 31, 2002 to $636,510 for the 3 month ending March 31, 2003. The increase in administrative costs is largely attributable to the costs of becoming a public entity as well as the costs of hiring additional executives.

The mining operation expenses in Peru were $47,987 for the 3 months ending March 31, 2003 compared to $43,450.00 for the 3 months ended March 31, 2002. Beginning in October 2002, Vista began sharing its Peruvian mining camp costs under a verbal agreement with the majority shareholder, who owns separate Peruvian mineral leases in the same geographic vicinity as Vista's leases. Both companies agreed to share camp costs equally when both companies are operating in the camp. If one company is operating in the camp and the other is not, the operating company must bear 80 percent of the camp costs and the non-operating company must bear 20 percent of the camp costs. Each party has also agreed that for any and all costs incurred on their behalf outside the camp, each party would be solely responsible for these costs. Vista and the majority shareholder agreed that Vista would pay all costs and Vista would either be reimbursed or the note payable to shareholder would be reduced in lieu of cash for the portion of the privately owned company's camp expenses. For the six months ending March 31, 2003, Vista reduced both its mining expenses and the note payable to shareholder by $200,857. Beginning in April 2003, Vista's majority stockholder personally assumed all of Vista's Peruvian payroll and other expense obligations until operations resume.

B. LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, the Company's total assets equaled $1,985,866.00 and its total liabilities equaled $1,619,948.00. The majority of Vista's assets are in its several rental properties valued at $1,212,884. However, these properties are mortgaged and it would require $832,515 by the end of August, 2003 to retire those mortgages. Therefore, pursuant to Board Resolution, the Company has agreed to sell the houses currently held by Vista's subsidiary to Alberto DoCouto, the Company's President and majority shareholder. Mr. DoCouto shall purchase the houses at fair market value. The transaction was deemed to be fair by the Board of Directors. Pursuant to the transaction, Mr. DoCouto shall purchase all seven of the houses. No transaction has occurred and the set purchase price has yet to be determined. In lieu of cash payments for the debts, Mr. DoCouto has agreed to accept the houses as payment. The amount of debt to be retired is estimated to be $306,500.00 based on appraisals conducted minus anticipated expenses associated with the sale.

Phase 2 of the drilling program is expected to cost approximately $700,000. Further, overhead costs are expected to be in the range of $1,000,000. At this time, the Company is not in a position to cover those costs. The majority shareholder has stated that he would be willing to cover those costs if the Company was unable to raise additional capital. Further, should the claims turn out to be commercially viable, the total costs to bring the property up to commercial production will range between $20-$40 million. The Company does not have the funds to start commercial production at this time.

Historically, the Company has sustained its operations primarily from the use of loans from the majority shareholder. As of March 31, 2003, these loans equaled $549,630.00. We are currently seeking additional sources of funding from private investors and possibly from a secondary public offering in the future. No definitive plans have been made, however.

ITEM 3. CONTROLS AND PROCEDURES

     Based on the evaluation of the Company's disclosure controls and procedures by Ashak Rustom the Company's Chief Financial Officer , and Alberto DoCouto, the Company's Chief Executive Officer, as of a date within 90 days of the filing date of this quarterly report, such officers have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           ITEM II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

DEBORAH DONOGHUE V. VISTA CONTINENTAL CORPORATION AND ALBERTO DOCOUTO

On April 1st, 2003, a lawsuit was filed in the United States District Court of the Southern District of New York (Case Number: 03-CV-2281) against Vista Continental Corporation and Alberto DoCouto, the Company's acting President and majority shareholder. The complaint alleges violations of the "short-swing trade" rules under Sections 16(b) of the 1934 Act. The Plaintiff alleges that Mr. DoCouto sold and purchased Vista securities of Visat in 6 month period in violation of 16(b). Mr. DoCouto has advised the Company that such allegations arise out of erroneously filed Form 4's and Schedule 13D's filed on Mr. DoCouto's behalf and that such filings have since been amended. Mr. DoCouto denies that he has sold any shares of Vista, but admits that he has pledged a portion of his shares and has made a bona fide gift of a portion of his shares. Mr. DoCouto believes that such gifts and pledges do not constitute a sale of shares pursuant to Section 16. Therefore, Mr. DoCouto intends to vigorously defend the lawsuit to the fullest. The Company does not believe that this litigation shall have a material effect on the assets or business of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

250,000 shares were issued to Austin Capital, LLC, a market development and investor relation Corporation on January 31, 2003 pursuant to Section 4(2) of the Securities Act of 1933. The shares were issued for services in the amount of $20,000. The shares are restricted as to resale under Rule 144.

A total of 103,000 shares were issued to Tribe Investment Partners, a market development and public relations corporation pursuant to Section 4(2) of the Securities Act of 1933. 25,000 shares were issued on February 21st, 2003 and 78,000 shares were issued on March 10th, 2003. The shares were issued for services in the amount of $56,500.00. The shares are restricted as to resale under Rule 144.

On February 8th, 2003, a total of 50,000 restricted shares were sold to Sprout Investments, Inc. for a total of $6,562.50. The shares were sold pursuant to
Section 4(2) of the Securities Act of 1933. The shares are restricted as to resale under Rule 144.

A total of 600,000 shares were issued to West Nevada Precious Metals Corporation due to a previous error in distribution. In a prior transaction, 600,000 shares were issued to Byzantine Investments for consulting services by West Nevada Precious Metals Corporation. Those shares were supposed to be issued by Vista Continental Corporation. Therefore, the Company has issued West Nevada Precious Metals Corporation 600,000 shares to correct the mistake. The shares were issued on January 21st, 2003 pursuant to Section 4(2) of the Securities Act of 1933. The shares are restricted as to resale under Rule 144.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 24th, by written consent of the majority shareholders, the Company amended its Articles of Incorporation on February 13th, 2003 to increase the total number of authorized shares from 65 million to 145 million. (A copy of the amendment is hereby attached as Exhibit 3.6(a))

ITEM 5. OTHER INFORMATION

CHANGE IN AUTHORIZED NUMBER OF SHARES

On February 24th, by written consent of the majority shareholders, the Company amended its Articles of Incorporation on February 13th, 2003 to increase the total number of authorized shares from 65 million to 145 million. (A copy of the amendment is hereby attached as Exhibit 3.6(a))

SALE OF REAL ESTATE TO ALBERTO DOCOUTO

Pursuant to Board Resolution, the Company has agreed to sell the houses currently held by Vista's subsidiary to Alberto DoCouto, the Company's President and majority shareholder. Mr. DoCouto shall purchase the houses at fair market value. The transaction was deemed to be fair by the Board of Directors. Pursuant to the proposed transaction, Mr. DoCouto shall purchase all seven of the houses. No transaction has occurred and the set purchase price has yet to be determined. In lieu of cash payments for the debts, Mr. DoCouto has agreed to accept the houses as payment. The amount of debt to be retired is estimated to be $306,500.00 based on appraisals conducted, minus anticipated expenses associated with the sale. The Company feels that the transaction shall help reduce the debt of the Company while relieving it of the burden of managing those properties. Further, it will allow the Company to focus on its mining operations.

APPOINTMENT OF ASHAK RUSTOM AS CFO

In March of 2003, Mr. Robert Taylor, the Company's CFO resigned. Mr. Ashak Rustom, a Director of the Company, has been appointed as acting CFO of the Company until a replacement can be found. Mr. Rustom will not receive extra compensation for his position as CFO.

APPOINTMENT OF ALBERTO DOCOUTO AS PRESIDENT AND CEO

On March 19th, 2003, Mr. William Brooks, the Company's President and CEO, was removed as President of the Company and subsequently assigned as chief engineer of the Company. Mr. Alberto DoCouto, the Company's majority shareholder, was appointed as President until a replacement can be found. Mr. DoCouto does not receive any compensation for his position.

APPOINTMENT OF WILLIAM BROOKS AS CHIEF ENGINEER OF COMPANY

Following the removal as the Company's President and CEO, Mr. Brooks was subsequently reassigned as the Company's Chief Engineer effective May the 5th. Pursuant to a newly executed employment contract, Mr. Brooks shall receive a salary of $110,000 as well as a housing allowance of $575 a month and a car allowance of $600.00 a month. Any potential stock options are yet to be determined.

APPOINTMENT OF ADAM U. SHAIKH, ESQ. AS GENERAL COUNSEL OF THE CORPORATION

On May 1, 2003, Mr. Adam U. Shaikh, Esq., age 30, was appointed as General Counsel of the Corporation. Mr. Shaikh received his Bachelors Degree in History and Political Science from Iowa State University in 1996 and his law degree from Drake University in 1999. Mr. Shaikh is currently licensed to practice law in Nevada and Minnesota. For the past 3 1/2 years, Mr. Shaikh has focused his practice mainly in the field of corporate and securities law. Mr. Shaikh is to receive $140,000.00 per year for his services with stock options to be determined.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a)  Exhibits

2.1 Reorganization and Stock Purchase Agreement by and between Century Laboratories, Inc. and Vista Continental Corporation. (5)

3.1      Certificate of Incorporation, as amended on August 10, 1977(1)

3.2 Certificate of Amendment of Certificate of Incorporation, dated April 22, 1983(2)

3.3      Certificate of Reduction of Capital, dated April 22, 1983(2)

3.4      Certificate of Renewal and Revival of Charter (3)

3.5      Amendment of Certificate of Incorporation(4)

3.6      Amendment of Certificate of Incorporation

3.7      By-Laws of the Corporation (3)

99.1     Certification of Alberto DoCouto

99.2     Certification of Ashak Rustom

----------
(1) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992

(2) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1983

(3) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1999

(4) Incorporated by reference from the Company's Interim Report on Form 8-K filed on August 2nd, 2002

(5) Incorporated by reference from the Company's Interim Report on Form 8-K filed on June 13th, 2002

(b) Reports on Form 8K

Form     Description                  Date
----     -----------                  ----
 8K      Change of Address           1/29/03
 8K      Appointment of DoCouto      3/25/03

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


By: /s/ Alberto DoCouto                                     Date: May 15th, 2003
    ----------------------------
    Alberto DoCouto
    President, CEO


By: /s/ Ashak Rustom                                        Date: May 15th, 2003
    ----------------------------
    Ashak Rustom
    CFO

                         CERTIFICATION UNDER SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002
                                  CERTIFICATION

I, Alberto DoCouto, certify that:

1. I have reviewed this quarterly report on Form 10QSB of Vista Continental Corporation, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions, about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that-could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15th, 2003

/s/ Alberto DoCouto
----------------------------
Alberto DoCouto

                         CERTIFICATION UNDER SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002
                                  CERTIFICATION

I, Ashak Rustom, certify that:

1. I have reviewed this quarterly report on Form 10QSB of Vista Continental Corporation, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions, about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that-could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 15th, 2003

/s/ Ashak Rustom
----------------------------
Ashak Rustom