Form 10QSB
period 2003-06-30
VISTA CONTINENTAL CORP
filed 2003-08-14
CIK 18886

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

        For the quarterly period ended: June 30, 2003

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of August 11, 2003 the Issuer had issued and outstanding 49,737,621 shares of common stock $.001.

                                TABLE OF CONTENTS

                                                                       Page No.
                                                                       --------

PART I - FINANCIAL INFORMATION.........................................    3

Item 1.  Financial Statements..........................................    3

Balance Sheets.........................................................    3

Statements of Expenses
   (three and nine-months ended June 30, 2003 and 2002) ...............    4

Statements of Cash Flows
   (three and nine-months ended June 30, 2003 and 2002). ..............    5

Notes to Financial Statements..........................................    6

Item 2.  Management's Discussion And
           Plan Of Operations..........................................    8

Item 3.  Controls and Procedures ......................................   10


PART II - OTHER INFORMATION............................................   11

Item 1.  Legal Proceedings.............................................   11

Item 2.  Changes in Securities.........................................   11

Item 3. Defaults Upon Senior Securities................................   11

Item 4. Submission of Matters to a Vote of Security Holders............   11

Item 5. Other Information .............................................   11

Item 6.  Exhibits & Reports on Form 8-K................................   13

SIGNATURES.............................................................   14

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          VISTA CONTINENTAL CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2003
                                   (Unaudited)


ASSETS

Current Assets
  Cash                                                             $     20,207
  Prepaid expenses                                                        5,738
                                                                   ------------
    Total current assets                                                 25,945

Property & equipment, net of $434,545 accumulated depreciation          630,739
Rental houses in Las Vegas, Nevada
  net of $30,220 accumulated depreciation                               582,280
Mining concessions                                                       99,275
                                                                   ------------
      Total Assets                                                 $  1,338,239
                                                                   ============



LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable & accrued expenses                              $    393,475
  Tenant security deposits                                                3,195
  Mortgages, net of $10,464 unamortized prepaid
    interest and loan costs                                             289,089
  Note payable to shareholder                                         1,048,039
                                                                   ------------
         Total Current Liabilities                                    1,733,798
                                                                   ------------

Minority interest                                                        11,911

Commitments


STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par, 10,000,000 shares
  authorized, none issued and outstanding
Common stock, $.001 par, 145,000,000 shares authorized
  49,737,621 shares issued and outstanding                               49,738
Additional paid in capital                                           17,095,562
Deficit accumulated during the development stage                    (17,552,770)
                                                                   ------------
                  Total Stockholders' Deficit                          (407,470)
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $  1,338,239
                                                                   ============

                          VISTA CONTINENTAL CORPORATION
                          (A Development Stage Company)
                       CONSOLIDATED STATEMENTS OF EXPENSES
                Three Months and Nine Months Ended June 30, 2003
              and 2002 and the Period from July 1, 1998 (Inception)
                              Through June 30, 2003
                                   (Unaudited)

                                                Three Months                   Nine Months             Inception
                                               Ended June 30,                Ended June 30,             Through
                                              2003          2002          2003            2002           2003
                                           ----------   -----------     -----------   -----------     ------------
Mining operating expenses                  $  423,807   $   117,357     $   854,310   $   194,912     $  1,672,625
Administrative expenses                       466,134     4,101,173       1,877,633     4,418,496       15,207,026
Depreciation                                   68,418         2,464         198,236         7,390          438,094
Loss on disposal of assets                                                    3,124                          3,124
                                           ----------   -----------     -----------   -----------     ------------

Net loss from operations                     (958,359)   (4,220,994)     (2,933,303)   (4,620,798)     (17,320,869)

Other income and expenses
   - rental house expenses, net of
        rental house receipts                  12,084       (16,676)          2,907       (22,297)        (102,686)
   - gain on sale of rental houses             30,870                        30,870                         30,870
   - minority interest portion of
        net rental house expenses               (430)           167            (338)          223              718
   - interest expense                        (54,471)                      (146,608)                      (158,760)
   - foreign currency loss                                                                                  (2,043)
                                           ----------   -----------     -----------   -----------     ------------

Net loss                                   $ (970,306)  $(4,237,503)    $(3,046,472)  $(4,642,872)    $(17,552,770)
                                           ==========   ===========     ===========   ===========     ============
Per share, basic and diluted:
  Net loss per common share                     $(.02)        $(.10)          $(.06)        $(.12)
  Weighted average common shares
   outstanding                             49,737,621    44,137,355      49,297,057    37,642,064

                          VISTA CONTINENTAL CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended June 30, 2003 and 2002 and
         The Period from July 1, 1998 (Inception) through June 30, 2003
                                   (Unaudited)

                                                                                        Inception
                                                                                         Through
                                                       2003              2002              2003
                                                   ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                         $ (3,046,472)     $ (4,642,873)     $(17,552,770)
  Adjustments to reconcile net loss
    to cash used in operating activities:
      Depreciation                                      215,966            18,144           494,597
      Gain on sale of assets                            (27,746)                            (27,746)
      Stock and options issued for services           1,145,843         3,000,000        11,341,810
      Stock issued in lawsuit settlement                 42,667                              42,667
      Imputed interest on note payable
      to shareholder                                     31,346                              31,346
      Income assigned to minority interest                  338              (223)             (718)
      Reduction of note payable to shareholder
        for his share of mining camp expenses
        paid by Vista (see note 4)                     (200,857)                           (200,857)
      Changes in:
        Prepaid expenses                                   (738)                             (5,738)
        Deposits                                            500
        Accounts payable & accrued expenses              65,730             4,356           393,474
        Tenant security deposits                         (1,800)            1,650            (1,405)
        Note payable accretion                          115,565                             127,718
                                                   ------------      ------------      ------------
NET CASH USED IN OPERATING ACTIVITIES                (1,659,658)       (1,618,946)       (5,357,622)
                                                   ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property & equipment                      (52,541)                         (1,032,383)
  Proceeds from sale of fixed assets                        426                                 426
  Proceeds from sale of rental houses,
     net of $66,412 of closing costs                    659,588                             659,588
  Acquisition of mining concessions                      (9,775)
                                                   ------------                        ------------
NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES                               607,473                            (382,144)
                                                   ------------                        ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                                                               671,517
  Repayments of notes payable                          (510,145)                           (510,145)
  Proceeds from note payable to shareholder           1,128,482                           1,128,582
  Repayments of note payable to shareholder             (56,168)                            (56,168)
  Contributions to capital
    by founding shareholder                           1,341,652                             977,666
  Sales of stock                                        349,875           270,550         3,548,521
                                                   ------------      ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES               912,044         1,612,202         5,759,973
                                                   ------------      ------------      ------------
NET CHANGE IN CASH                                     (140,141)           (6,744)           20,207
         Cash balance, beginning                        160,348            13,765                 0
                                                   ------------      ------------      ------------
         Cash balance, ending                      $     20,207      $      7,021      $     20,207
                                                   ============      ============      ============
Non-Cash Disclosures:
    Reclassify contributions to capital
      to note payable to shareholder               $    176,482                        $    176,482
    Purchase of mining concession with stock                                                 89,500
    Purchase of rent houses with stock                                                    1,250,271
    Purchase of equipment with stock                                                         40,000

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


NOTE 2 - COMMON STOCK

In February 2003, Vista's Board of Directors approved to increase the number of authorized common shares from 65,000,000 to 145,000,000.

In the nine months ending June 30, 2003, Vista issued shares of stock for the following:

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

In the nine months ending June 30, 2003, Vista recorded $632,428 of stock option expense.


NOTE 3 - NOTE PAYABLE TO SHAREHOLDER

Vista's majority shareholder has advanced cash to Vista over time as capital contributions. In December 2002, $176,482 of prior contributions was converted into a demand note payable. Interest is being imputed at 8%. Additional loans of $1,128,482 were made in the nine months ending June 30, 2003. Cash repayments of $56,168 have been made to the shareholder in the nine months ending June 30, 2003. As part of an agreement with a privately owned company of the majority shareholder, Vista has reduced expenses and the note payable to shareholder by $200,857. See Note 4.

NOTE 4 - AGREEMENT TO SHARE MINING EXPENSES

Beginning in October 2002, Vista began sharing its Peruvian mining camp costs under a verbal agreement with the majority shareholder, who owns separate Peruvian mineral leases in the same geographic vicinity as Vista's leases. Both companies agreed to share camp costs equally when both companies are operating in the camp. If one company is operating in the camp and the other is not, the operating company must bear 80 percent of the camp costs and the non operating company must bear 20 percent of the camp costs. Each party has also agreed that for any and all costs incurred on their behalf outside the camp, each party would be solely responsible for these costs. Vista and the majority shareholder agreed that Vista would pay all costs and Vista would either be reimbursed or the note payable to shareholder would be reduced in lieu of cash for the portion of the privately owned company's camp expenses. For the nine months ending June 30, 2003, Vista reduced both its mining expenses and the note payable to shareholder by $200,857.

Beginning in April 2003, Vista's majority stockholder personally assumed all of Vista's Peruvian payroll and other expense obligations.


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


NOTE 6 - SALE OF RENTAL HOUSES

In the quarter ending June 30, 2003, Vista sold four of its rent houses to third parties for $726,000. From the gross proceeds, the mortgages on the four houses totaling $510,145 were paid off, $66,412 of closing costs were paid and Vista received net proceeds of $149,443. Vista recognized a gain on the sale of the four houses of $30,870.


NOTE 7 - SUBSEQUENT EVENT

On July 31, 2003, Vista issued 5,341,749 shares of common stock, with a trading value of $1,869,612 to Vista's majority shareholder for conversion of the note payable to shareholder in the amount of $934,806, resulting in interest expense of $934,806.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

         The following discussion and analysis provides information which management of Vista Continental Corporation (the "Company" or "Vista") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report as well as the Company's Annual Report on Form 10-KSB for the year ended September 30, 2002, which is incorporated herein by reference.


THE COMPANY

         Vista is a U.S.-based gold, zirconium and rare earth exploration and development company with our principal asset being our ownership of 9 mining concessions in Peru through our 99% owned subsidiary Quillabamba Mining, S.A.C. In addition to these concessions, on July 12, 2002 we also secured full mining rights on an additional 10 mining concessions owned by our majority shareholder through a Peruvian corporation, Minera Rio Grande Mining, S.A. These rights were obtained in exchange for a 10% of consolidated net profit royalty and the assumption of Minera Rio Grande's 10% net profit royalty payable to a third party. These 19 claims form a virtually continuous claim block of approximately 65 kilometers along the Urubamba River in central Peru. There is one claim that breaks up the continuous nature of our claim block and we are presently engaged in negotiations to securing full mining rights to this claim as well.

PLAN OF OPERATION

         We completed the Phase 1 drilling program in November of 2002. The Phase 1 mining operations consisted of test drilling of approximately 4 claims of which the mining rights are held by Vista. The results of the exploratory drilling were positive. The presence of gold was found in 75% of the test samples made. The results did not, however, warrant commercial production on those sites at this time. Therefore, we plan to begin Phase 2 of our exploratory drilling early next year. It is our intention to double the amount of drilling in Phase 2 as compared to Phase 1. We will continue drilling on those claims that yielded positive results in Phase 1 of the drilling. We also plan to explore claims that weren't tested in Phase 1 of the drilling last year. We also intend to conduct substantially more test mining programs.

         Due to recent events occurring in Peru, the Company has decided to postpone drilling operations this year until stability has been reached in the country. The guerilla terrorist group "Shining Path" has recently staged raids on certain mining camps in Peru, including an attack on July 23rd of a Canadian mining exploration camp located approximately 110 miles from Vista's Camp. Therefore, Vista has decided to postpone drilling until the turbulence in Peru subsides. When this occurs, the Company will begin Phase 2 of its drilling program.

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

         At this time, operations at the Peruvian mine have temporarily ceased. The costs to complete Phase 2 of the drilling will be about $700,000. At this time, the Company does not have the monies to begin the Phase 2 drilling program. The majority shareholder has told the Company that he will fund this portion of the project as necessary sometime at early next year. If this occurs, the Company will be able to begin Phase 2 of the drilling sometime in August.

         At the completion of our drilling and test mining programs, we may be in a position to undertake a first-stage feasibility study to determine the commercial viability of the property. The drilling program will provide us with a good indication of our potential reserves, while the test-mining program will enable us to obtain mining and processing cost estimates as well as the estimates for the recoverability of the gold, zirconium and rare earths that we believe exist within the gravels located on our claims. The cost to begin commercial production would range from 12 to 20 million dollars. At this time, we are not in a position to fund such an operation. Further, there are no guarantees that any of the claims will eventually yield enough elements to warrant commercial production.


RESULTS OF OPERATIONS

A.  RESULTS OF OPERATIONS:

         The Company has never had revenues from any of its mining projects. The Company will only be able to generate revenues when the Company begins commercial production of the mines. If and when the Company will begin commercial production is uncertain.

EXPENSES AND OPERATING LOSS

         For the 3 months ending June 30th, 2003, the Company had a net loss from operations of $958,359 as compared to $4,220,994 for the 3 months ending June 30th, 2002. This decrease is due to the fact that administrative expenses decreased. A large portion of the administrative expense in 2002 were attributable to the initial costs of becoming a public entity.

         Beginning in October 2002, Vista began sharing its Peruvian mining camp costs under a verbal agreement with the majority shareholder, who owns separate Peruvian mineral leases in the same geographic vicinity as Vista's leases. Both companies agreed to share camp costs equally when both companies are operating in the camp. If one company is operating in the camp and the other is not, the operating company must bear 80 percent of the camp costs and the non-operating company must bear 20 percent of the camp costs. Each party has also agreed that for any and all costs incurred on their behalf outside the camp, each party would be solely responsible for these costs. Vista and the majority shareholder agreed that Vista would pay all costs and Vista would either be reimbursed or the note payable to shareholder would be reduced in lieu of cash for the portion of the privately owned company's camp expenses. Beginning in April 2003, Vista's majority stockholder personally assumed all of Vista's Peruvian payroll and other expense obligations until operations resume. The mining operation expenses in Peru were $423,807 for the 3 months ending June 30th, 2003 compared to $117,357 for the 3 months ended June 30th, 2002. This increase was due largely to deferred drilling costs of the 2002 drilling program.

B. LIQUIDITY AND CAPITAL RESOURCES

         Four of the houses held by Vista's subsidiary were sold for a total of $726,000. These houses we sold directly by the Company. Following payments on outstanding notes on those houses, the Company received a total of $149,443.

         As of June 30th, 2003, the Company's total assets equaled $1,338,239 and its total liabilities equaled $1,733,798. The majority of Vista's assets are in its four rental properties valued at $582,280.

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

         Historically, the Company has sustained its operations primarily from the use of loans from the majority shareholder. As of June 30th, 2003, these loans equaled $1,048,039. In July, the majority shareholder agreed to exchange debt in the amount of $934,806 for 5,341,749 shares of the Company. We are currently seeking additional sources of funding from private investors and possibly from a secondary public offering in the future. No definitive plans have been made, however.


ITEM 3. CONTROLS AND PROCEDURES

         Based on the evaluation of the Company's disclosure controls and procedures by Ashak Rustom the Company's Chief Financial Officer , and Dr. Lawrence Nash, the Company's Chief Executive Officer, as of a date within 90 days of the filing date of this quarterly report, such officers have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           ITEM II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Deborah Donoghue v. Vista Continental Corporation and Alberto DoCouto
---------------------------------------------------------------------

On April 1st, 2003, a lawsuit was filed in the United States District Court of the Southern District of New York (Case Number: 03-CV-2281) against Vista Continental Corporation and Alberto DoCouto, the Company's majority shareholder. The complaint alleges violations of the "short-swing trade" rules under Sections 16(b) of the 1934 Act. The Plaintiff alleges that Mr. DoCouto sold and purchased the securities of Vista in 6 month period in violation of 16(b) of the Exchange Act. Mr. DoCouto has advised the Company that such allegations arise out of erroneously filed Form 4's and Schedule 13D's filed on Mr. DoCouto's behalf and that such filings have since been amended and that Mr. DoCouto intends to vigorously defend the lawsuit. The Company does not believe that this litigation shall have a material effect on the assets or business of the Company.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

ITEM 5. OTHER INFORMATION

2002 Reorganization and Stock Purchase Agreement
------------------------------------------------

         On April 9th, 2002, the Company, then known as Century Laboratories, Inc., entered into a Reorganization and Stock Purchase Agreement with Vista Continental Corporation, a privately owned Nevada corporation ("VCC Nevada"), for the purpose of acquiring 100% of the issued and outstanding shares of VCC Nevada (the "Agreement"). A copy of the Agreement is attached to the Company's Form 8-K filed on June 13, 2002, and is incorporated herein by reference. Pursuant to the Agreement, the Company was to convey an aggregate number of 39,837,355 newly issued shares of the Company's $.001 par value common stock (the "Company Shares") on a one-for-one basis to the shareholders of VCC Nevada for 100% of the issued and outstanding shares of VCC Nevada or an aggregate 39,837,355 shares of common stock, $.001 par value per share of VCC Nevada (the "Nevada Stock"). The Company previously reported that closing of the Agreement occurred on June 6, 2002 and that the Company Shares were issued to the shareholders of VCC Nevada in exchange for the Nevada Stock, in reliance on
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and that VCC Nevada became a wholly owned subsidiary of the Company.

         The Company has recently discovered, however, that the shares of the Company were never issued to the shareholders of Nevada Corporation. On or about June 6, 2002 the Nevada Stock was owned by approximately 200 shareholders. Therefore, the Company believes that the exemption from registration provided by
Section 4(2) of the Securities Act is not applicable to the issuance of the Shares in exchange for the Nevada Stock. Therefore, in order to comply with applicable securities regulations and to consummate the acquisition of VCC Nevada, the Company plans to file a registration statement on Form SB-2 to register the Shares to be issued in exchange for the Nevada Stock and to complete the share exchange contemplated by the Agreement.

         Since June 6, 2002, the Company has taken two corporate actions that would, in the opinion of counsel, have required a proxy statement or information statement to be filed with the US Securities and Exchange Commission and mailed to our shareholders. First, the Company filed an amendment to its Certificate of Incorporation to change the name of the Company from Century Laboratories, Inc. to Vista Continental Corporation. Second, in a separate action, the Company filed an amendment to its Certificate of Incorporation to increase the number of authorized shares of common stock from 65 million shares to 145 million shares. These amendments to the Certificate of Incorporation were approved by the Board of Directors of the Company and by shares representing in excess of 51% of the shares outstanding, and the Company has previously disclosed such corporate actions in its periodic reports filed with the Commission.

         In order to comply with applicable securities regulations, the Company proposes to file proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 immediately following the effectiveness of the Registration Statement of Form SB-2, discussed above, to seek ratification of all prior actions taken by the Company.


Subsequent Events
-----------------

Appointment of Dr. Lawrence Nash as President and CEO of Vista
--------------------------------------------------------------

Pursuant to Board Resolution in July 2003, the Company has accepted the resignation of Alberto DoCouto as President of Vista and has appointed Dr. Lawrence Nash as President and CEO. Dr. Nash, age 61, is a doctor of dental surgery. He received a national award in Canada for his service club administration excellence and has acted as Chief of his department at the Welland County Hospital. Dr. Nash previously served as President of Vista in 2002.

Results of Recent Metallurgical Tests
-------------------------------------

The results of several months of metallurgical testing designed to optimize the recovery of rare earths and zirconium minerals from the Vista claims are not positive. The minerals involved do not readily lend themselves to effective recovery via gravity methods. As a result, Vista will continue to focus on gold recovery and when an economic deposit is located, rare earths and zirconium will become part of the overall plant design at lower levels of production than originally planned. A positive result from the testwork is the presence and good recovery of ilmenite, a titanium-bearing mineral. Future drilling programs will focus on ilmenite recovery as well as gold.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a)  Exhibits

Exhibit #         Document
2.1               Reorganization and Stock Purchase Agreement by and between
                  Century Laboratories, Inc. and Vista Continental Corporation.
                  (5)

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

3.3               Certificate of Reduction of Capital, dated April 22, 1983(2)

3.4               Certificate of Renewal and Revival of Charter (3)

3.5               Amendment of Certificate of Incorporation(4)

3.6               Amendment of Certificate of Incorporation

3.7               By-Laws of the Corporation (3)

99.1              302 Certification of Dr. Lawrence Nash

99.2              302 Certification of Ashak Rustom

99.3              906 Certification of Dr. Lawrence Nash

99.4              906 Certification of Ashak Rustom
-----------------------------------------------------
(1) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992

(2) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1983

(3) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1999

(4) Incorporated by reference from the Company's Interim Report on Form 8-K filed on August 2nd, 2002

(5) Incorporated by reference from the Company's Interim Report on Form 8-K filed on June 13th, 2002


(b)  Reports on Form 8K

         During the quarter ended June 30, 2003, the Company did not file any current reports on Form 8-K.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     By: /s/ Dr. Lawrence Nash                        Date: August 14th, 2003
        ----------------------------
        Dr. Lawrence Nash
        President, CEO


     By: /s/ Ashak Rustom                             Date: August 14th, 2003
        ----------------------------
        Ashak Rustom
        CFO