Form 10KSB
period 2003-09-30
VISTA CONTINENTAL CORP
filed 2004-01-20
CIK 18886

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10KSB


[X]             ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943


                                    333-38936
                              (Commission File No.)


                          VISTA CONTINENTAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


        NEVADA                                                 72-0510027
(State of Incorporation)                                   (IRS Employer No.)


6600 W. Charleston Blvd, Suite 118, Las Vegas, NV             89146
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code:           (702)-228-2077

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 Months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year:  $ 0.00

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, a specified date within the past 60 days: As of January 12, 2004, the aggregate market value of shares held by non-affiliates (based on the close price on that date $.16 was $481,271.94.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 45,239,543 shares as of January 12, 2004.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


Item                                                                     Page
----                                                                     ----


1.  Description of Business..............................................
2.  Description of Property..............................................
3.  Legal Proceedings....................................................
4.  Submission of Matters to a Vote of Security Holders..................
5.  Market for Common Equity and Related Stockholder Matters.............
6.  Management's Discussion and Analysis or Plan of Operation............
7.  Financial Statements.................................................
8.  Changes in and Disagreements With Accountants
     on Accounting and Financial Disclosure..............................
8A. Controls and Procedures..............................................
9.  Directors, Executive Officers, Promoters and Control Persons;
     Compliance with Section 16(a) of the Exchange Act...................
10. Executive Compensation...............................................
11. Security Ownership of Certain Beneficial Owners and Management.......
12. Certain Relationships and Related Transactions.......................
13.  Exhibits and Reports on Form 8-K....................................
14.  Principal Accountant Fees and Services..............................


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
This form 10KSB contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in " Risks Factors" under
Item 1 and set forth in the "Management's Discussion and Analysis" under Item 6.
--------------------------------------------------------------------------------


ITEM 1.  DESCRIPTION OF BUSINESS

Our Contact Information
-----------------------
         Vista Continental Corporation (the "Company" or "Vista") maintains its principal executive offices at 6600 West Charleston Boulevard, Suite 118, Las Vegas, Nevada 89146. Our telephone number is 702-228-2077 and our facsimile number is (702)-228-1837. We maintain a web site at www.vistacontinental.com. Any information displayed on our website is not part of this annual report.

Organization
------------
         The Company was originally formed as a Delaware corporation in 1958 under the name Carrtone Laboratories, Inc. The Company pursued various business operations that ultimately proved unsuccessful. Since 1958, the Company has undergone a number of name changes and reorganizations. Prior to June of 2002, the Company had no operations and was a shell corporation named Century Laboratories, Inc. with its securities traded on the Over-the-Counter Bulletin Board ("OTC BB"). On April 9, 2002, the Company, then known as Century Laboratories, Inc., entered into a Reorganization and Stock Purchase Agreement with Vista Continental Corporation, a privately owned Nevada corporation ("VCC Nevada"), for the purpose of acquiring 100% of the issued and outstanding shares of VCC Nevada. At that time VCC Nevada was engaged in exploring and developing certain mining claims. In a current report on Form 8-K, dated June 12, 2002, the Company disclosed that the transaction contemplated by the Reorganization and Stock Purchase Agreement, dated April 9, 2002 closed. In furtherance of the Agreement, Robert Bryan, the sole officer and director of the Company resigned effective June 6, 2002 and the officers and directors designated by VCC Nevada assumed the positions as officers and directors of the Company. The Company's current report on Form 8-K, dated June 12, 2002 is incorporated herein by reference.

         Since June 6, 2002, the Company has been filing its quarterly and annual reports required by the Securities Exchange Act of 1934, as amended (the "Exchange Act") under the presumption that the transaction contemplated by the Agreement had closed. However during the third quarter of 2003 the Company learned that only one shareholder of VCC Nevada committed to exchange its shares of VCC Nevada common stock for shares of the Company's stock, by signed the Agreement. The shareholder of VCC Nevada who executed the Agreement owned approximately 75% of VCC Nevada. Accordingly, VCC Nevada is not a wholly owned subsidiary of the Company. The Company owns approximately 75% of VCC Nevada. See section entitled "The Reorganization and Stock Purchase Agreement," below.

The Reorganization and Stock Purchase Agreement
-----------------------------------------------
         On April 9, 2002, the Company entered into a Reorganization and Stock Purchase Agreement with VCC Nevada, for the purpose of acquiring 100% of the issued and outstanding shares of VCC Nevada (the "Agreement"). The Agreement designates the parties to the Agreement as follows: the Company, then known as Century Laboratories, Inc. ("Century"), the Shareholders of Century who are or will be the owners of or otherwise represent at least Fifty-One Percent (51%) of all the issued and outstanding shares of common stock (the "Century Stockholders") and VCC Nevada. Pursuant to the Agreement, the Company was to exchange an aggregate number of 39,837,355 newly issued shares of the Company's $.001 par value common stock (the "Company Shares") on a one-for-one basis to the shareholders of VCC Nevada for 100% of the issued and outstanding shares of VCC Nevada or an aggregate 39,837,355 shares of common stock, $.001 par value per share of VCC Nevada (the "Nevada Stock"). The Agreement was signed by Robert Bryan, the president of Century at that time, Bryan Design, the majority shareholder of Century at that time and Lawrence Nash, the president of VCC Nevada. The Agreement was also signed by Tamer's Management Ltd., the 75% shareholder of VCC Nevada. A copy of the Agreement is attached as an exhibit to the Company's current report on Form 8-K, dated June 12, 2002, and is incorporated herein by reference.

         As set forth above, the Company previously reported that on June 6, 2002, the Company Shares were issued to the shareholders of VCC Nevada in exchange for the Nevada Stock, in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and that VCC Nevada became a wholly owned subsidiary of the Company. During the third quarter of 2003, the Company discovered that the shares of the Company were never issued to the shareholders of VCC Nevada in exchange for the Nevada Stock, and that VCC Nevada never became a wholly owned subsidiary of the Company.

         On June 6, 2002 the Nevada Stock was owned by approximately 400 shareholders. Due to the large number of VCC Nevada shareholders, the Company believes that the exemption from registration provided by Section 4(2) of the Securities Act, purportedly relied upon by the Company in entering the Agreement, was not available for the issuance of the Shares in exchange for the Nevada Stock. Accordingly, the Company believes that the Company cannot legally complete the transaction contemplated by the Agreement without first registering the shares of the Company to be issued to the shareholders of VCC Nevada in exchange for the remaining shares of VCC Nevada. In this regard we note that no offer or solicitation was made to any shareholders of VCC Nevada to exchange their shares for the Company Shares.

         Since Tamer's Management Ltd. signed the Agreement, Tamer's Management Ltd. was bound by the Agreement and effectively exchanged its shares of VCC Nevada for shares of the Company. Accordingly, as of June 6, 2002, the Company did acquire approximately 75% of VCC Nevada from Tamer's Management Ltd. in exchange for 30,000,000 shares of the Company. The remaining 25% of VCC Nevada is currently owned by the other 400 shareholders of VCC Nevada. In order to comply with applicable securities regulations and to complete the acquisition of VCC Nevada, the Company plans to file a registration statement with the Securities and Exchange Commission (the "Commission") to register the Shares to be issued to the remaining shareholders of VCC Nevada in exchange for the remaining issued and outstanding shares of VCC Nevada.

         In connection with the above issues, the Company has been in contact with the Commission in an attempt to have the Commission approve the Company's proposed plan of corrective action. To date the Commission has not advised the Company whether or not the Company's plan of corrective action will or will not be approved by the Commission.

         As a result of the above, the Company may be exposed to potential liabilities in connection with the Reorganization and Stock Purchase Agreement, including but not limited to a violation of Section 5 of the Securities Act of 1933. See The Section entitled "Risk Factors," below.


Background of VCC Nevada Within Last Five Years
-----------------------------------------------
         Alberto DoCouto, through Tamer's Management Ltd,, was the founder and 99% shareholder of Quillabamba Mining, S.A.C., a Peruvian corporation on July 1, 1998. Quillabamba Mining, S.A.C. owns the rights to certain mining claims and equipment located in Peru. Thereafter, Tamer's Management Ltd. contributed its 99% interest in Quillabamba Mining S.A.C. to Vista Continental Development Corporation, a Nevada corporation, in exchange for 23,500,000 shares of Vista Continental Development Corporation. Vista Continental Development Corporation changed its name to Vista Continental Corporation ("VCC Nevada") on December 16, 1999. On April 9, 2002, VCC Nevada entered into the Reorganization and Stock Purchase Agreement with the Company as described above.

Description of Business
-----------------------
            This section entitled Description of Business describes the business of the Company's partially owned subsidiary VCC Nevada and constitutes the only business operations of the Company at this time.

            We are a U.S.-based gold and other metals exploration and development company with our principal asset being our ownership of 9 mining concessions in Peru through our 99% owned subsidiary Quillabamba Mining, S.A.C. In addition to these concessions, on July 12, 2002 we also secured full mining rights on an additional 10 mining concessions owned by our majority shareholder through a Peruvian corporation, Rio Grande Mining, S.A. These rights were obtained in exchange for a 10% of consolidated net income royalty and the assumption of Rio Grande's 10% net income royalty payable to a third party. These 19 claims form a virtually continuous claim block of approximately 65 kilometers along the Urubamba River in central Peru. There is one claim that breaks up the continuous nature of our claim block and we are seeking to secure full mining rights to this claim as well.

            We have spent the last 4 years studying and drilling the property, building a 25-acre base camp, importing various pieces of mining and processing equipment and raising money for these activities. In January 2002 a scoping study on the property was undertaken by Acres International, an international mining consulting firm. The purpose of the study was to ensure that the investigation and subsequent development of the property was proceeding along industry standards and to evaluate the project in terms of economic potential. The report concluded that the project warranted further development and that with a plus or minus 40% accuracy, the breakeven gold grade for a NPV return of 15% would be 335 mg/M3 (milligrams per cubic meter). A gold price of $270/oz. was used by Acres International to determine this cut off grade.


2002 DRILLING PROGRAM

On August 15, 2002, we announced signing a contract with Ruen Drilling Int. Inc. Sucursal Del Peru, an international drilling contractor, to begin the comprehensive first-stage drilling program. This program was started and completed in November 2002. This program was designed to test both types of gravel deposits on our concessions. During this program we drilled 28 holes in total at varying depths, depending on when the drill rig encountered bedrock. Samples were obtained from the drill every 1.5 meters. These samples were prepared by our employees for assay at our on site sample preparation facility and a portion of the sample was then sent to independent assay laboratories for analysis. The two laboratories we used were CIMM Peru S.A. and ALS Chemex in Vancouver. Gold values were determined via amalgamation methods. A summary of the program and its results follows.

Palma Real West
---------------

Eight holes were drilled in this area, an active floodplain located 5 kilometers west of the village of Palma Real. Bedrock was encountered at very deep levels, over 50 meters, indicating the potential for much larger volumes of gravel than originally assumed. Hole 5 encountered a significant gold intercept at a depth of 25 meters. This intercept assayed at 12,000 mg/m3 (milligrams per cubic meter) substantially higher than the breakeven gold grade calculated by Acres International in their report. Further intercepts were encountered in this hole near the surface that assayed at 650 mg/m3. This hole was at the western edge of the planned drill pattern and a large area to the west is still unevaluated at this point in time. There is no assurance that similar test results will be encountered further to the west in this area. Despite the test results, there can be no assurance that the Company will be able to develop and mine this area or that the Company will generate any revenues from this area.


Football Terrace
----------------

This area is one of the hillside gravel deposit areas. It is located in an inactive flood plain and is located approximately two kilometers downstream from the camp and processing site facility. Four holes were drilled in this area. Bedrock proved difficult to find in this area. The deepest hole was drilled to approximately 45 meters when it had to be abandoned due to difficulty in obtaining the samples from the drill. Bedrock had not been encountered at this depth. Further work in this area is planned for the future with one of the goals to be to define the bedrock depth. At 45 meters this suggests a greater volume of gravel than originally assumed. All samples from this area were sent out for assay and almost all of them returned gold intercept values. Hole 2 had the highest gold value of approximately 580 mg/m3. In total, three of the holes contained gold intercepts above 300 mg/m3 with Hole 4 returning continuity of gold intercepts over a 15 meter interval. Despite the test results, there can be no assurance that the Company will be able to develop and mine this area or that the Company will generate any revenues from this area.


Palma Real East
---------------

Seven holes were drilled in this area, an active floodplain located approximately 3 kilometers east of the village of Palma Real, and approximately 15 kilometers downstream from the camp and processing facility. Bedrock was encountered at a depth of approximately 52 meters indicating the potential for larger volumes of gravels than originally assumed. Near surface gold intercepts were encountered in 5 of the seven holes. Hole 3 returned a gold intercept of 1,260 mg/m3 at a depth of approximately 10 meters and Hole 4 returned a gold intercept 2,033 mg/M3 at a depth of approximately 4 meters. Despite the test results, there can be no assurance that the Company will be able to develop and mine this area or that the Company will generate any revenues from this area.


Test Mine Area
--------------

Nine holes were drilled in this area located immediately adjacent to the camp and processing plant facility. Bedrock was encountered at a depth of 30 meters indicating the potential for greater volumes or gravel than originally assumed. 180 samples, representing 7 of the 9 holes were assayed. Of these, 144 were found to contain gold, although significantly below the cut off grade of 300 mg/m3 established by Acres International. Due to these low gold values and in an effort to manage costs the remaining samples were not sent out for assay. Despite the test results, there can be no assurance that the Company will be able to develop and mine this area or that the Company will generate any revenues from this area.


Mapping Activities
------------------

In addition to the drilling program, we concluded the preparation of a detailed contour map of our entire claim block. The preparation of this map will enable us to better evaluate our exploration results and identify any trends that may be present within our concessions.


Test Mining and Process Plant Testing
-------------------------------------

We test mined the area immediately adjacent to the camp and processing plant location. The low gold grades in the area we test mined did not yield much in the way of gold recovered, however, we plan to improve the plant and purchase new equipment in preparation and purchase new equipment for the next round of test mining activities. At the completion of our drilling and test mining programs we believe we will be in a position to undertake a first-stage feasibility study to determine the commercial viability of the property. The drilling program will provide us with a good indication of our potential reserves, while the test-mining program will enable us to obtain mining and processing cost estimates as well as the estimates for the recoverability of the gold, zirconium and rare earths that we believe exist within the gravels located on our claims.

PROPOSED 2004 DRILLING PROGRAM

We hope to institute Phase II of our drilling program in Summer of 2004. The program should last approximately 60 days. We anticipate the cost of the program to be approximately $700,000. Further, we will require some additional valued at $12,000.00 to proceed.

Palma Real West
---------------

We plan to drill approximately 17 holes at a minimum depth of 30 meters based upon the results we obtained from last years drilling program. Access will be obtained to the other large floodplain deposits present at Palma Real West. Significant exploration potential exists and several reconnaissance drill holes are warranted. No specific hole location recommendations can be made at this point until access is identified.

Additionally, one bulk sample of approximately 200 cubic meters will be taken from the area. This sample will be hauled to the recovery plant for R/E determination.

Football Terrace
----------------

We plan to drill approximately 10 holes at a minimum depth of 30 meters based upon results we obtained from the 2002 drilling program. Other reconnaissance holes are also planned, contingent upon obtaining access. No test mining is anticipated for the Football Terrace due to the depth of the gold values.

Palma Real East
---------------

We plan to drill approximately 10 holes at a maximum average depth of 25 meters based upon results we obtained from last years drilling program. Abundant additional drilling (a minimum of 25 holes) is required to test the entire Palma Real East target area. Only a small portion was drill tested in 2002. Access needs to be negotiated with locals that would allow Quillabamba the right to explore and potentially develop this huge area.

A grid bulk-sampling program of 10-15 pits was proposed for Palma Real East at the end of the 2002 field season. However, heavy precipitation associated with the commencement of the rainy season caused a rapid rise in the river level to a point safe collection of bulk samples could not be assured. The work was postponed until water levels fell. We hope to complete the sampling this year. Additional pits, 10-15 of 75 cubic meters each are planned in grid fashion over the rest of the area drill tested during 2002. These pits will be processed early in the new program.

Titanium Testing
----------------

The presence of titanium dioxide was discovered while doing metallurgical testing to determine rare earth recovery in early 2003. This metal will be assayed much more extensively during the next phase to determine it's possible economic viability. . Despite the test results, there can be no assurance that the Company will be able to successfully mine for titanium or that the Company will generate any revenues from mining titanium.


Rare Earth and Zirconium Metallurgical Testing
----------------------------------------------

Unfortunately, metallurgical testing during early 2003 has been unsuccessful in attempting to improve recoveries of rare earths and zirconium. Consequently, no further assaying for these minerals will be conducted until a gold resource had been defined. Once a resource has been defined, assays for these minerals will be done to identify any possible economics that may arise as a by-product of the gold recovery facility.


Competition
-----------

The mining industry has historically been intensely competitive. We compete with numerous exploration and mining companies. The competition is intensive in all phases of these industries. Many of these competitors have greater financial and other resources than we do and may have significantly lower cost of funds because they have been in business longer or have greater access to the capital markets. Moreover, some of these companies have significant cash reserves and can better fund exploration or mining operations. They also have greater market share. If we are unable to successfully compete with these companies, our business could be adversely affected.


Employees
---------

We have four employees who currently work at our office in Las Vegas, Nevada. The number of employees in Peru varies, depending on the extent of the exploratory operations being conducted.

                                  RISK FACTORS

--------------------------------------------------------------------------------
The risks listed below should be carefully considered prior to purchasing our common stock. Our most significant risks and uncertainties are described below; however, they are not the only risks we face. If any of the following risks occur, our business, financial condition, or results or operations could be adversely affected in a material manner. The trading of our common stock could decline, and you may lose all or part of your investment. You should purchase our common stock only if you can afford to lose your entire investment.
--------------------------------------------------------------------------------


                        Risk Factors Related to Business
                        --------------------------------


We have a limited operating history, which could make it difficult to evaluate our business.

         We have yet to establish any history of profitable operations. VCC Nevada was organized on September 24, 1999 and formally began operations in the 4th quarter of 1999. Although some of our affiliates have been engaged in the acquisition and administration of various industries for several years, we have a limited operating history. As a result, we may not be able to successfully achieve profitability. The likelihood of our success must be considered in light of the problems, expenses and complications frequently encountered in connection with the development of a mining operation and the competitive environment in which we operate. Accordingly, our limited operating history makes an effective evaluation of our potential success difficult. Our viability and continued operation depend on future profitability, our ability to generate cash flows from the mining operations and our successful development and management of other business opportunities. There can be no assurance that we will be able to successfully implement our business plan or that if implemented, it will be profitable.

We could be subject to adverse regulatory requirements and adverse risk associated with operating an enterprise in a foreign country.

Current projects in which we have an interest are located in Peru. Mineral exploration and mining activities in Peru may be affected in varying degrees by political instability and government regulations relating to the mining industry. Any changes in regulations or shifts in political conditions are beyond our control and may adversely affect our business. Future operations may be affected in varying degrees by government regulations with respect to restrictions on production, price controls, export controls, income taxes, expropriations of property, environmental legislation and mine safety. The status of Peru as a developing country may make it more difficult for us to obtain any required exploration development financing for Peruvian projects. The effect of all these factors cannot be accurately predicted or planned. Notwithstanding the progress achieved in restructuring Peruvian political institutions and revitalizing its economy, we cannot make any assurances that the present administrations, or any successive governments, can sustain the progress achieved. While the Peruvian economy has experienced growth in recent years, there can be no assurances made that such growth will continue in the future at similar rates, or at all. Nor is there any guarantee that hyperinflation can be controlled.


Our lack of diversified operations and investments increases our exposure to adverse events that may occur in the mining industry.

A majority of our investments have and will be made in, and a majority of our income will be derived from, mining operations. This lack of diversity in our operations increases our exposure to the risks of the mining industry. In addition, our initial mining operation is concentrated in one geographical location within the boundaries of the country of Peru. As we raise more capital, we will attempt to diversify our operations. However, if we are unable to raise sufficient funds to increase our investments, we may be unable to achieve an acceptable diversification of our operation. Because of our lack of diversification in operations and assets we are increasingly dependent upon the performance of one operational asset. This increases the risk that inadequate performance by this one asset will materially affect our profitability.

We may be unable to obtain the appropriate funding to run our company.

We do not presently have sufficient financial resources and have no assurance that sufficient funding will be available to us for further exploration and development of our properties. There can be no assurance that we will be able to obtain adequate financing in the future or that the terms of such financing will be favorable. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration and development of our projects with the possible loss of our properties.

We are subject to environmental laws and regulations that may significantly impact our business.

We are required to comply with numerous environmental laws and regulations imposed by governmental agencies. Environmental legislation provides for restrictions and prohibitions of spills, release or emission of various substances produced in association with certain mining industry operations, such as seepage from tailing disposal areas, which could result in environmental pollution. If we were to breach such legislation we may be subject to an imposition of fines and penalties. Additionally, certain types of operations require submissions to and approval of environmental impact assessments. Our compliance with environmental laws may necessitate significant capital outlays or delays, may materially and adversely affect the economics of a given property, or may cause material changes or delays in our intended explorations, development and production activities. Further, new or different environmental standards imposed by governmental authorities in the future could adversely affect our business activities. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers and employees. The cost of compliance with changes in governmental regulations has a potential to reduce the profitability of operations. We fully intend to comply with all environmental regulations.

We are dependent on key personnel and may be required to hire additional employees.

The future success of our Company is, in part, dependent on the services of key executives. The loss of any of our key management could have material adverse effects on the business of the Company. Additionally, our continued expansion may require us to hire qualified individuals with backgrounds in the exploration, mining, transportation, distribution, financial and securities industries. It may be difficult to find and hire these individuals, or retain these employees once hired. We do not maintain key man life insurance on any officers. If we are unable to hire and retain the necessary employees, our business could be adversely affected.

We are in a highly competitive market, which could result in reduced profitability.

We compete with numerous exploration and mining companies. The competition is intensive in all phases of these industries. Many of these competitors have greater financial and other resources than us and may have significantly lower cost of funds because they have been in business longer or have greater access to the capital markets. Moreover, some of these companies have significant cash reserves and can better fund exploration or mining operations. They also have greater market share. If we are unable to successfully compete with these companies, our business could be adversely affected.

Mineral exploration and development is highly speculative and no assurance can be given that we will ever be profitable.

Exploration for and production of minerals is highly speculative and involves greater risks than are inherent in many other industries. Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Also, because of the uncertainties in determining metallurgical amenability of any minerals discovered, the mere discovery of mineralization may not warrant the mining of the minerals on the basis of available technology. No assurance can be given that any of the development properties we own, lease or acquire contain (or will contain) commercially profitable mineral deposits, and no assurance can be given that we will ever generate a positive cash flow from production operations on such properties.

Mineral prices are highly volatile and a decrease in the price of minerals can have a material adverse effect on our business.

The profitability of mineral mining operations is directly related to the market price of minerals. The market price of minerals fluctuates significantly and is affected by a number of factors beyond our control, including, but not limited to, the rate of inflation, the exchange rate of the dollar to other currencies, interest rates, and Peru's economic and political conditions. Price fluctuations of minerals from the time development of a mine is undertaken and the time production can commence can significantly affect the profitability of a mine. Accordingly, we may begin to develop one or more of our mines at a time when the price of minerals makes such exploration economically feasible and, subsequently, incur losses because the price of minerals decreases. We cannot predict fluctuations in the market price of minerals.

 Alberto DoCouto Has Effective Control of the Company's Affairs

        As of December 31, 2003, Alberto DoCouto beneficially owned 36,838,344 shares of the Company's common stock. Mr. DoCouto's beneficial ownership represents approximately 81% of the issued and outstanding shares of common stock of the Company. Accordingly, Mr. DoCouto has effective control of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. DoCouto may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.

We could be adversely affected if we fail to comply with government regulations.

Although we believe that we are currently in compliance with statutes and regulations applicable to our business, there can be no assurance that we will be able to maintain compliance without incurring significant expense. The failure to comply with any current or subsequently enacted statutes and regulations could have a material adverse effect on us. Furthermore, the adoption of additional statutes and regulations changes in the interpretation and enforcement of current statutes and regulations, or the expansion of our business into jurisdictions that have adopted more stringent regulatory requirements than those in which we currently conduct business could have a material adverse effect on us.

We could be adversely affected by the factors associated with uninsurable risk.

Our involvement in mineral exploration and development exposes the company to hazards such as unusual or unexpected formations and other unforeseen conditions. We may become subject to liability for among other things, pollution, cave-ins or hazards against which we cannot be insured or against which we may elect not to insure. We cannot make assurance that payment of such uninsurable liabilities may not have an adverse effect on our business or operations.

There Exist Risks to Stockholders Relating to Dilution

        The Company's Certificate of Incorporation authorizes the issuance of 145,000,000 shares of common stock. As of December 31, 2003 the Company had 45,239,543 shares of common stock issued and outstanding and 99,760,457 authorized but unissued shares of common stock available for issuance. Additionally, the Company has authorized for issuance 5,000,000 shares of preferred stock none of which are issued and outstanding. Although the Company has no commitments as of this date to issue its securities, the Company will, in all likelihood, issue a substantial number of additional shares in connection with the Reorganization and Stock Purchase Agreement. Additionally, the Company may issue additional securities to raise capital or to acquire assets. To the extent that additional shares of common stock are issued, the Company's stockholders would experience dilution of their ownership interests in the Company. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair the Company's ability to raise additional capital through the sale of its equity securities. The Company may use consultants and other third parties providing goods and services. These consultants or third parties may be paid in cash, stock, options or other securities of the Company. The Company may in the future need to raise additional funds by selling securities of the Company which may involve substantial additional dilution to the investors.

The Company Expects to Pay No Cash Dividends

        The Company does not expect to pay dividends to the holders of common stock. The payment of dividends, if any, will be contingent upon the Company's revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of the Company's then Board of Directors. The Company presently intends to retain all earnings, if any, to implement its business plan, accordingly, the Board of Directors does not anticipate declaring any dividends to the holders of common stock in the foreseeable future.

Indemnification of Officers and Directors

        The Company's Certificate of Incorporation provides for the indemnification of its officers and directors to the fullest extent permitted by the laws of the State of Delaware. It is possible that the indemnification obligations imposed under these provisions could result in a charge against the Company's earnings and thereby affect the availability of funds for other uses by the Company.

The market price of our common stock is highly volatile.

The market price of our common stock has been and is expected to continue to be highly volatile. Factors, including regulatory matters, concerns about our financial condition, operating results, litigation, government regulation, developments or disputes relating to agreements, and title to our claims may have a significant impact on the market price of our stock. In addition, there are potential dilutive effects of future sales of shares of common stock by shareholders and by the company.



       Risk Factors Related to Reorganization and Stock Purchase Agreement
       -------------------------------------------------------------------

The Company may have committed a Section 5 violation in regards to the Reorganization and Stock Purchase Agreement.

The Company may have potentially committed a violation of Section 5 of the Securities Act in connection with the Reorganization and Stock Purchase Agreement. Section 5 makes it unlawful to make an offer to sell or offer securities without an appropriate registration statement. As disclosed above, since VCC Nevada has approximately 400 shareholders on June 6, 2002, the Company most likely had to register any offer or sale of its securities to the shareholders of VCC Nevada. The Company's disclosure of the Reorganization and Stock Purchase Agreement in the Company's periodic reports following June 6, 2002 may be deemed an offering of such securities and, thus potentially a violation of Section 5. Additionally, the issuance of 30,000,000 shares of the Company's common stock to Tamer's Management, Ltd. under the Reorganization and Stock Purchase Agreement may also constitute a violation of Section 5. Such a determination may make the Company susceptible to potential lawsuits and/or regulatory actions.The potential risks and liabilities associated with such potential lawsuits and/or regulatory actions cannot be accurately assessed at this time, but in the event such lawsuits and/or regulatory actions are instituted such actions will have a negative effect on the Company.

The Reorganization and Stock Purchase Agreement may be deemed invalid.

The Reorganization and Stock Purchase Agreement may be deemed to be invalid and the entire transaction may be required to being rescinded and unwound. Should his happen, the Company would become a "shell company" with no active business plan or assets. Such an action may make the Company susceptible to potential lawsuits and/or regulatory actions. The potential risks and liabilities associated with such potential lawsuits and/or regulatory actions cannot be accurately assessed at this time, but in the event such lawsuits and/or regulatory actions are instituted such actions will have a negative effect on the Company.

       Risk Factors Related to Corporate Actions Taken Without Appropriate
                               Proxy Statements.
       -------------------------------------------------------------------

The Company may have committed potential violations of the Securities Exchange Act of 1934 in connection with certain corporate actions taken without proper notice to shareholders. Namely, the two Corporate actions were the filing an amendment to its Certificate of Incorporation to change the name of the Company from Century Laboratories, Inc. to Vista Continental Corporation and, secondly, the filing of an amendment to its Certificate of Incorporation to increase the number of authorized shares of common stock from 65 million shares to 145 million shares. The Company did disclose in its periodic reports filed with the Commission that such corporate actions were taken by the Company. However, the Company may be required to file the appropriate information notices or proxy statements in order to properly ratify the situation. Further, such actions may make the Company susceptible to potential lawsuits and/or regulatory actions. The potential risks and liabilities associated with such potential lawsuits and/or regulatory actions cannot be accurately assessed at this time, but in the event such lawsuits and/or regulatory actions are instituted such actions will have a negative effect on the Company.


ITEM 2.  DESCRIPTION OF PROPERTY

Our property includes 9 mining concessions in Peru owned through our 99% owned subsidiary Quillabamba Mining, S.A.C. In addition to these concessions, on July 12, 2002 we also secured full mining rights on an additional 10 mining concessions owned by our past President and majority shareholder through a Peruvian corporation, Minera Rio Grande Mining, S.A. These rights were obtained in exchange for a 10% of consolidated net profit royalty and the assumption of Minera Rio Grande's 10% net profit royalty payable to a third party. These 19 claims form a virtually continuous claim block of approximately 65 kilometers along the Urubamba River in central Peru. There is one claim that breaks up the continuous nature of our claim block and we are presently engaged in negotiations to secure full mining rights to this claim as well.

The Company currently leases our office at 6600 West Charleston Blvd. The office size is 6,100 square feet. The lease is for 3 years and commenced on February 1, 2003. The monthly fee is $9,150. The company shares a portion of the space with West Nevada Precious Metals Corporation. Mr. Alberto DoCouto is the beneficial owner of West Nevada Precious Metals and Tamer's Management, the majority shareholder of the Company. At this time, the Company is in negotiations to solidify a definitive Occupancy and Use Agreement retroactive to February 1, 2003. Currently, the Company is paying the entire monthly fee under the lease.

ITEM 3.   LEGAL PROCEEDINGS

Deborah Donoghue v. Vista Continental Corporation and Alberto Docouto

On April 1, 2003, a lawsuit was filed in the United States District Court for the Southern District of New York entited: Deborah Donoghue v. Vista Continental Corporation and Alberto Docouto, and assigned Civil Case Number: 03-CV-2281. Mr. DoCouto is the owner a Tamer's Management Ltd. and thus is beneficially the majority shareholder of VCC Nevada. The complaint alleges that Mr. DoCouto violated the "short-swing trade" rules under Sections 16(b) of the Exchange Act. Specifically, the Compaint alleges that Mr. DoCouto sold and purchased or purchased and sold shares of the Company within a six (6) month period in violation of 16(b). In the event that the court finds that Mr. DoCouto's transactions violated Section 16(b), then Mr. DoCouto will have to pay to the Company any profits Mr. DoCouto generated as a result of such transactions. Mr. DoCouto has denied such allegations and has asserted that such allegations arise out of erroneously filed Form 4's and Schedule 13D's filed on Mr. DoCouto's behalf and that such filings have since been amended. Mr. DoCouto intends to vigorously defend the lawsuit to the fullest. The Company does not believe that this litigation shall have a material effect on the assets or business of the Company.

Vista Continental Corporation v. Up-trends Marketing

On July 22nd, 2002, a lawsuit was filed in Nevada District Court in Clark County (Case Number: A453694) by Vista Continental Corporation against Up-Trends Marketing for misrepresentation in relation to an advertising contract. The Defendant filed a counter-claim for breach of contract. In December of 2003, Vista agreed to issue the Defendant 29,630 shares of common stock to settle a lawsuit and the claim and counter-claim were dropped. The shares were valued at $1.44 per share or $42,668.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There has been no action submitted to the shareholders of Vista during the 4th Quarter.

Since June 6, 2002, the Company has taken two corporate actions that would, in the opinion of counsel, have required a proxy statement or information statement to be filed with the US Securities and Exchange Commission and mailed to our shareholders. First, the Company filed an amendment to its Certificate of Incorporation to change the name of the Company from Century Laboratories, Inc. to Vista Continental Corporation on July 1, 2002, as reported on a Form 8K filed on August 2, 2002. Second, in a separate action, the Company filed an amendment to its Certificate of Incorporation to increase the number of authorized shares of common stock from 65 million shares to 145 million shares on February 12, 2003, as reported on Form 10QSB filed on May 15, 2003. These amendments to the Certificate of Incorporation were approved by the Board of Directors of the Company and by shares representing in excess of 51% of the shares outstanding, and the Company has previously disclosed such corporate actions in its periodic reports filed with the Commission.

In order to comply with applicable securities regulations, the Company proposes to file a proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 immediately following the filing of the appropriate registration statement as described under the section titled "Reorganization and Stock Purchase Agreement."

There may be certain liabilities associated with the past actions of the Company in regards to the two corporate actions taken. Please review the section titled "Risk Factors" under Item 1 of this annual report for greater detail.


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


Our Common Stock is currently quoted on the Over the Counter Bulletin Board ("OTCBB") under the symbol VICC. The following table sets forth the quarterly high and low bid and ask prices for our Common Stock as reported by the OTCBB Service for the fiscal year ended 2003, and the fiscal year ended 2002. The quotations reflect inter-dealer prices, as reported by the OTC BB service, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

                          Closing Ask                 Closing Bid
Date                    High         Low          High            Low
--------------------------------------------------------------------------

Oct 1, 2001-            0              0             0               0
Dec 31, 2001

Jan 1, 2002-         $.70           $.51          $.27            $.21
March 31, 2002

April 1st, 2002-    $7.40           $.28         $7.05            $.16
June 30th, 2002

July 1st, 2002-
Sept 30th, 2002:    $4.00           $.75         $3.92            $.65

Oct 1, 2002-
Dec 31, 2002:       $1.87           $.70         $1.80            $.57

Jan 1, 2003-
March 31, 2003:     $1.01           $.27          $.82            $.24

April 1, 2003-
June 30th, 2003:     $.57           $.27          $.53            $.24

July 1st, 2003-
Sept 30th, 2003:     $.45           $.29          $.38            $.21

As of September 30, 2003, the Company had approximately 2,419 shareholders of record (not including shares held by brokers or in street name) of the 45,239,543 shares outstanding. VCC Nevada had approximately 502 shareholders of record and 40,338,355. The Company has never declared or paid dividends on its Common Stock.

Recent Sales of Unregistered Securities and Use of Proceeds
---------------------------------------------------------------------------

There were no issuances of unregistered shares in the 4th quarter.

In July of 2003, West Nevada Precious Metals Corporation, owned by Alberto DoCouto, agreed to exchange debt in the amount of $934,806 for 5,341,749 shares of the Company. The securities issued in the foregoing transaction were issued in reliance on the exemption from registration and the prospectus delivery requirements of the Securities Act, set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder. The following issuance was disclosed in the Company's 3rd quarter 10QSB, however it was inadvertently omitted from the "Change in Securities and Use of Proceeds"
section in the 10QSB.

Section 15(g) of the Exchange Act
-------------------------------------------

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rules 15g-1 through 15g-6 promulgated thereunder, which impose additional sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors.

Rule 15g-2 declares unlawful any broker-dealer transactions in pennystocks unless the broker-dealer has first provided to the customer a standardized disclosure document.

Rule 15g-3 provides that it is unlawful for a broker-dealer to engage in a penny stock transaction unless the broker-dealer first discloses and subsequently confirms to the customer the current quotation prices or similar market information concerning the penny stock in question.

Rule 15g-4 prohibits broker-dealers from completing penny stock transactions for a customer unless the broker-dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

Rule 15g-5 requires that a broker-dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales person's compensation.

The Company's common stock may be subject to the foregoing rules. The application of the penny stock rules may affect our stockholder's ability to sell their shares because some broker-dealers may not be willing to make a market in our common stock because of the burdens imposed upon them by the penny stock rules.



ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
--------------------------------------------------------------------------------
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. With the exception of historical matters, the matters discussed herein are forward looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements.
--------------------------------------------------------------------------------

THE COMPANY

Vista, through it 75% owned subsidiary, VCC Nevada, is a U.S.-based gold exploration and development company with our principal asset being our ownership of 9 mining concessions in Peru through our 99% owned subsidiary Quillabamba Mining, S.A.C. In addition to these concessions, on July 12, 2002 we also secured full mining rights on an additional 10 mining concessions owned by our majority shareholder through a Peruvian corporation, Minera Rio Grande Mining, S.A. These rights were obtained in exchange for a 10% of consolidated net profit royalty and the assumption of Minera Rio Grande's 10% net profit royalty payable to a third party. These 19 claims form a virtually continuous claim block of approximately 65 kilometers along the Urubamba River in central Peru. There is one claim that breaks up the continuous nature of our claim block and we are presently engaged in negotiations to securing full mining rights to this claim as well.

PLAN OF OPERATIONS

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

Due to recent events occurring in Peru, the Company decided to postpone its 2003 drilling operations. The guerilla terrorist group "Shining Path" had staged raids on certain mining camps in Peru, including an attack on July 23rd, 2003 of a Canadian mining exploration camp located approximately 110 miles from Vista's Camp. The Company plans to begin Phase 2 of its drilling program in the summer of 2004, barring any further turbulence in the region.

We have spent the last 4 years studying the property, building a base camp, importing various pieces of mining and processing equipment, conducting test drilling and mining activities, and raising money for these activities. We are currently unsure as to when or if commercial production will commence.

At this time, operations at the Peruvian mine have temporarily ceased. The costs to complete Phase 2 of the drilling will be about $700,000. At this time, the Company does not have the monies to begin the Phase 2 drilling program. The majority shareholder has told the Company that he will fund this portion of the project as necessary sometime in 2004. If this occurs, the Company will be able to begin Phase 2 of the drilling sometime in August.

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

Phase 2 of the drilling program is expected to cost approximately $700,000. Further, operational costs are expected to be in the range of $1,200,000. At this time, the Company is not in a position to cover those costs. The majority shareholder has stated that he would be willing to cover those costs if the Company was unable to raise additional capital. There is no guarantee, however, that the majority shareholder will have the capacity to continue to fund the Company.

         Should the claims turn out to be commercially viable, the total costs to bring the property up to commercial production will range between $20-$40 million. The Company does not have the funds to start commercial production at this time and is unsure if it will be able to raise such funds. We are currently seeking additional sources of funding from private investors and possibly from a secondary public offering in the future. No definitive plans have been made, however.

ITEM 7.    FINANCIAL STATEMENTS




                                TABLE OF CONTENTS


                                                                       PAGE NO.

Report of Independent Certified Public Accountants                       F-1

Financial statements

     Balance sheet                                                       F-2

     Statements of operations                                            F-3

     Statement of stockholders' deficit                                  F-4

     Statements of cash flows                                            F-6

     Notes to financial statements                                       F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Vista Continental Corporation
(An Exploration Stage Company)
Las Vegas, Nevada

We have audited the accompanying balance sheet of Vista Continental Corporation (An Exploration Stage Company) as of September 30, 2003 and 2002, and the related statements of operations, stockholders' deficit, and cash flows for the years ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the financial position of Vista Continental Corporation (An Exploration Stage Company) as of September 30, 2003 and 2002, and the results of its activities and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ CFO Advantage, Inc.
CFO Advantage, Inc.
January 14, 2003
Las Vegas, Nevada

                         VISTA CONTINENTAL CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                                 BALANCE SHEET

                                                          September 30, 2003  September 30, 2002
                                                          ------------------  ------------------
                                ASSETS

Current assets
    Cash                                                      $     26,419     $    160,348
    Prepaid expenses                                                 3,785            5,000
                                                              ------------     ------------
      Total current assets                                          30,204          165,348

Property and equipment, net                                        574,046          779,984
Rental properties, net                                             307,595        1,228,728
Mining concessions                                                  99,275           99,275
Deposits                                                             5,738              500
                                                              ------------     ------------

Total assets                                                  $  1,016,858     $  2,273,835
                                                              ============     ============

                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Accounts payable                                          $    201,871     $    150,782
    Accrued expenses and other liabilities                         181,907          182,058
    Loan from stockholder                                          341,355        2,277,627
                                                              ------------     ------------
      Total current liabilities                                    725,133        2,610,467
                                                              ------------     ------------

      Total liabilities                                            725,133        2,610,467

Minority interest                                                5,701,077        6,548,063

Stockholders' deficit
    Preferred stock; $.001 par value; 5,000,000 shares
      authorized; no shares issued or outstanding                       --               --
    Common stock; $.001 par value; 145,000,000 shares
      authorized, 45,239,543 shares issued and outstanding          45,239           35,910
    Additional paid-in capital                                   8,349,891        4,282,356
    Accumulated deficit                                        (13,804,482)     (11,202,961)
                                                              ------------     ------------
      Total stockholders' deficit                               (5,409,352)      (6,884,695)
                                                              ------------     ------------

      Total liabilities and stockholders' deficit             $  1,016,858     $  2,273,835
                                                              ============     ============

                 See Accompanying Notes to Financial Statements

                         VISTA CONTINENTAL CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                                                                            Period from
                                                                                            July 1, 1998
                                                                                         (Date of inception)
                                               For the year ended   For the year ended         through
                                               September 30, 2003   September 30, 2003    September 30, 2002
                                               ------------------   ------------------    ------------------
Revenue                                            $         --        $         --        $         --

Operating expenses
    Mining exploration expenses                       2,253,239             682,432           3,071,554
    General and administrative                        1,171,000          12,679,249          14,742,293
                                                   ------------        ------------        ------------

      Total operating expenses                        3,424,239          13,361,681          17,813,847
                                                   ------------        ------------        ------------

      Loss from operations                           (3,424,239)        (13,361,681)        (17,813,847)

Other income (expenses):
    Rental property expenses, net                      (162,585)            (84,536)           (268,178)
    Interest expense                                     (4,587)            (12,153)            (16,740)
    Gain on sale of rental property                     142,904                  --             142,904
                                                   ------------        ------------        ------------
      Total other income (expenses)                     (24,268)            (96,689)           (142,014)
                                                   ------------        ------------        ------------

      Loss before provision for income taxes
        and minority interest                        (3,448,507)        (13,458,370)        (17,955,861)
Provision for income taxes                                   --                  --                  --
                                                   ------------        ------------        ------------

      Loss before minority interest                  (3,448,507)        (13,458,370)        (17,955,861)
Loss applicable to minority interest                    846,986           3,304,182             848,042
                                                   ------------        ------------        ------------

Net loss                                           $ (2,601,521)       $(10,154,188)       $(17,107,819)
                                                   ============        ============        ============

Basic and diluted loss per common share            $      (0.05)       $      (0.25)       $      (0.37)
                                                   ============        ============        ============

Basic and diluted weighted average
    common shares outstanding                        49,630,916          40,004,891          45,716,854
                                                   ============        ============        ============

                 See Accompanying Notes to Financial Statements

                         VISTA CONTINENTAL CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' DEFICIT

                                                             Common Stock            Additional                         Total
                                                     ----------------------------      Paid-in        Accumulated    Stockholders'
                                                        Shares         Amount          Capital          Deficit         Deficit
                                                     ------------    ------------    ------------    ------------    ------------
Balance at July 1, 1998 (Date of inception)                    --    $         --    $         --    $         --    $         --
Incorporation of Vista Continental Corporation          1,430,000           1,430              --              --           1,430
Incorporation of Quillabamba Mining, S.A.C             23,500,000          23,500         (22,521)             --             979
Shares issued in exchange for mining equipment         10,000,000          10,000          30,000              --          40,000
Stockholder contributions                                      --              --          61,538              --          61,538
Net loss                                                       --              --              --         (49,668)        (49,668)
                                                     ------------    ------------    ------------    ------------    ------------

Balance, September 30, 2000                            34,930,000          34,930          69,017         (49,668)         54,279
Issuance of common stock for services,
  $0.004 per share                                      1,620,000           1,620           4,860              --           6,480
Issuance of common stock in exchange for eight
  rental properties                                       127,000             127       1,250,144              --       1,250,271
Issuance of common stock for cash,
  $10.00 per share                                        133,300             133       1,332,867              --       1,333,000
Stock options expense                                          --              --         373,750              --         373,750
Stockholder contributions                                      --              --         189,788              --         189,788
Net loss                                                       --              --              --        (999,105)       (999,105)
                                                     ------------    ------------    ------------    ------------    ------------

Balance, September 30, 2001                            36,810,300          36,810       3,220,426      (1,048,773)      2,208,463
Issuance of common stock for cash,
  $10.00 per share                                         27,055              27         270,523              --         270,550
Issuance of common stock for services,
  $10.00 per share                                        700,000             700       6,999,300              --       7,000,000
Issuance of common stock in exchange for two
  mining concessions                                    3,000,000           3,000          86,500              --          89,500
Issuance of common stock for services, $1.88 and
  $1.82 per  share                                        430,000             430         806,170              --         806,600
Issuance of common stock for services,
  $1.80 per share                                         600,000             600       1,079,400              --       1,080,000
Acquisition of Century Laboratories, Inc.               4,182,928           4,183          (4,183)             --              --
Minority Interest in Previous Acquisition              (9,839,827)         (9,840)     (9,829,987)             --      (9,839,827)
Stock options expense                                          --              --         927,857              --         927,857
Stockholder contributions                                      --              --       2,320,307              --       2,320,307
Stockholder loans previously reported as
  stockholder contributions                                    --              --      (1,593,957)             --      (1,593,957)
Net loss                                                       --              --              --     (10,154,188)    (10,154,188)
                                                     ------------    ------------    ------------    ------------    ------------

Balance, September 30, 2002                            35,910,456          35,910       4,282,356     (11,202,961)     (6,884,695)

Issuance of common stock for cash,
  $0.62 per share                                         565,000             565         349,311              --         349,876
Issuance of common stock for stockholder
  contributions made in prior years totaling
  $1,593,957, $0.60 per share                           2,656,595           2,657       1,591,300              --       1,593,957
Issuance of common stock in satisfaction of
  shareholder loan, $0.175 average price per share      5,341,749           5,341         929,465              --         934,806
Issuance of common stock for services,
  $0.70 per share                                         736,113             736         512,679              --         513,415
Issuance of common stock related to settlement
  of a lawsuit                                             29,630              30          42,637              --          42,667
Stock options expense                                          --              --         642,143              --         642,143
Net loss                                                       --              --              --      (2,601,521)     (2,601,521)
                                                     ------------    ------------    ------------    ------------    ------------

Balance, September 30, 2003                            45,239,543    $     45,239    $  8,349,891    $(13,804,482)   $ (5,409,352)
                                                     ============    ============    ============    ============    ============

                 See Accompanying Notes to Financial Statements

                         VISTA CONTINENTAL CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' DEFICIT

                                                                                                     Period from
                                                                                                     July 1, 1998
                                                                                                  (Date of inception)
                                                           For the year ended  For the year ended       through
                                                           September 30, 2003  September 30, 2002  September 30, 2003
                                                           ------------------  ------------------  ------------------

Cash flows from operating activities:
   Net loss                                                    $ (2,601,521)      $(10,154,188)       (17,107,819)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
     Stock based compensation                                     1,198,225          9,814,457         11,394,192
     Depreciation                                                   289,060            269,083            559,164
     Change in minority interest from operations                   (846,920)        (3,303,337)          (846,920)
     Gain on sale of rental properties                             (142,904)                --           (142,904)
   Changes in operating assets and liabilities:
     Change in prepaid expenses                                       1,215              5,782             (3,785)
     Change in deposit                                               (5,238)             1,650             (5,738)
     Change in accounts payable                                      51,090            147,832            201,872
     Change in accrued expenses and other liabilities                 4,844            176,963            181,907
     Note payable accretion                                              --             12,153                 --
     Change in tenant security deposits                              (4,995)                --                 --
     Change in minority interest                                        (66)              (845)            11,507
                                                               ------------       ------------       ------------
       Net cash used by operating activities                     (2,057,210)        (3,030,450)        (5,758,524)

Cash flows from investing activities:
   Purchase of property and equipment                               (51,885)           (85,341)        (1,028,277)
   Acquisition of mining concessions                                     --                 --             (9,775)
   Proceeds from sale of rental properties                        1,032,800                 --          1,032,800
                                                               ------------       ------------       ------------
       Net cash used by investing activities                        980,915            (85,341)            (5,252)

Cash flows from financing activities:
   Proceeds from loan from stockholder                            1,567,378          1,593,957          3,161,335
   Repayment of loan from stockholder                              (291,218)                --           (291,218)
   Proceeds from notes payable                                           --            671,517            671,517
   Repayment of notes payable                                      (683,670)                --           (683,670)
   Contributions from stockholder                                        --            726,350            978,655
   Proceeds from issuance of common stock                           349,876            270,550          1,953,576
                                                               ------------       ------------       ------------
       Net cash provided by financing activities                    942,366          3,262,374          5,790,195
                                                               ------------       ------------       ------------

Net increase in cash                                               (133,929)           146,583             26,419

Cash, beginning of period                                           160,348             13,765                 --
                                                               ------------       ------------       ------------

Cash, end of period                                            $     26,419       $    160,348       $     26,419
                                                               ============       ============       ============

Supplementary cash flow information:
   Cash payments for income taxes                              $         --       $         --       $         --
                                                               ============       ============       ============
   Cash payments for interest                                  $         --       $         --       $         --
                                                               ============       ============       ============

Non-cash financing activities:
   Conversion of stockholders contribution into 2,656,592
     shares of common stock                                    $  1,593,957       $         --       $  1,593,957
                                                               ============       ============       ============
   Conversion of loan from shareholder into 5,341,749
     shares of common stock                                    $    934,806       $         --       $    934,806
                                                               ============       ============       ============
   Purchase of mining concessions with common stock            $         --       $     89,500       $     89,500
                                                               ============       ============       ============
   Purchase of rental properties with common stock             $         --       $         --       $  1,250,271
                                                               ============       ============       ============
   Purchase of equipment with common stock                     $         --       $         --       $     40,000
                                                               ============       ============       ============

                 See Accompanying Notes to Financial Statements
                                      F-5

                          VISTA CONTINENTAL CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


1.   Description of business, HISTORY and summary of significant policies
     --------------------------------------------------------------------

     Description of business and history - Vista Continental Corporation, a Delaware Corporation, (hereinafter referred to as the "Company" or "Vista") a U.S.- based gold, zirconium and rare earth exploration and development company with our principal asset being our ownership of 9 mining concessions in Peru through our 99% owned subsidiary Quillabamba Mining, S.A.C. In addition to these concessions, on July 12, 2002 we also secured full mining rights on an additional 10 mining concessions owned by our majority shareholder through a Peruvian corporation, Minera Rio Grande Mining, S.A. These 19 claims form a virtually continuous claim block of approximately 65 kilometers along the Urubamba River in central Peru. The Company operations has been limited to exploration and drilling and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

     On June 6, 2002, the Company entered into a Reorganization and Stock Purchase Agreement ("Agreement") to acquire all of the outstanding capital stock of Vista Continental Corporation, a Nevada Corporation ("Vista-Nevada"), in exchange for 39,837,355 shares of the Company's common stock ("Vista Transaction"). Prior to the Vista Transaction, the Company (formerly known as Century Laboratories, Inc.) was a non-operating public company with no operations or assets and 4,108,982 shares of common stock issued and outstanding and Vista-Nevada was a privately held company with assets being used for mining exploration and drilling. The Vista Transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the Vista Transaction is equivalent to the issuance of stock by a private company (Vista-Nevada) for the net monetary assets of a non-operational public company (Vista), accompanied by a recapitalization. The accounting for the Vista Transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets will not be recorded. Accordingly, these financial statements are the historical financial statements of Vista-Nevada. Therefore, these financial statements reflect activities from July 1, 1998 (Date of Inception for Vista-Nevada) and forward. The Agreement related to the Vista Transaction requires the shareholders of Vista-Nevada to voluntarily exchange their shares with shares of Vista's common stock. However, only one stockholder representing approximately 75% of the shares outstanding of Vista-Nevada has signed the Agreement. The remaining 25% stockholders of Vista-Nevada have neither acknowledge or agreed to the provisions of the Agreement. Since stockholders representing 25% of the outstanding capital of Vista-Nevada have have not agreed to the Agreement, this portion of outstanding capital not owned by Vista is reflected as minority interest on Vista's accompanying balance sheet and statement of operations.

     In connection with the Vista Transaction, 73,946 shares of common stock to certain former owners of the Vista, which was recorded as administrative expenses in fiscal year 2002. In addition, 300,000 shares of common stock were issued to an officer of the Company as compensation for services rendered with the Vista Transaction, which was expense in fiscal year 2002.

     Vista-Nevada commenced its mining exploration and drilling operations as a result of the acquisition of 99% of Quillabamba Mining, S.A.C.'s ("Quillabamba"), a Peruvian Corporation organized on July 1, 1998. Quillabamba is considered the predecessor entity of Vista-Nevada and all historical financial information is derived from Quillabamba. The remaining 1% capital of Quillabamba is owned by a Peruvian citizen, as required by governing Peruvian law.

     In March 2001, seven rental properties, located in Las Vegas, Nevada, valued at $1,117,611 were contributed by an investor for 114,000 shares of the Company. The rental properties were contributed by the Company to Vista Management Holdings Co. LLC ("Vista Management") in exchange for a 99% ownership interest in Vista Management. In June 2001, one rental property, located in Las Vegas, Nevada, valued at $132,660 was contributed by an investor for 13,000 shares. The other 1% of each rental property is controlled by Mr. Docouto through ownership by another entity.

                          VISTA CONTINENTAL CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1.   Description of business and summary of significant policies (continued)
     -----------------------------------------------------------

     Going concern - The Company incurred net losses of approximately $17,954,000 from the period of July 1, 1998 (Date of Inception) through September 30, 2003 and has not commenced its mining operations, rather, still in the exploratory stages, raising substantial doubt about the Company's ability to continue as a going concern. The Company plans to continue its exploratory and drilling endeavors. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

     The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     Year end - The Company's year end is September 30.

     Principles of consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

     Use of estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Property and equipment and rental properties - Property and equipment and rental properties are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 27 years. The amounts of depreciation provided are sufficient to charge the cost of the related assets to operations over their estimated useful lives. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable property, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income.

     The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

     Income taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

     As of September 30, 2003, the Company has not filed a tax return with the Internal Revenue Service since 1999. Management feels the Company will have a net operating loss carryover to be used for future years. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization. The Company is additionally delinquent on filing their Nevada Business Tax Returns.

                          VISTA CONTINENTAL CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


1.   Description of business and summary of significant policies (continued)
     -----------------------------------------------------------

     Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the years ended September 30, 2003 and 2002 and for the period from July 1, 1998 (Date of Inception) through September 30, 2003, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

     Comprehensive income (loss) - The Company has no components of other comprehensive loss. Accordingly, net loss equals comprehensive loss for all periods.

     Concentration of risk - The majority of the Company's assets are located in Peru. Due to recent events occurring in Peru, the Company has decided to postpone its 2003 drilling operations. The guerilla terrorist group "Shining Path" had staged raids on certain mining camps in Peru, including an attack on July 23rd, 2003 of a Canadian mining exploration camp located approximately 110 miles from Vista's Camp. The Company plans to begin Phase 2 of its drilling program in the summer of 2004, barring any further turbulence in the region.

     Revenue recognition - The Company has no revenues to date from its mining operations. Rental house income and expenses are netted in other income (expense). Mine exploration costs are expensed as incurred.

     Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. The Company has recorded advertising costs for the year ended September 30, 2003 and the period from July 1, 1998 (Date of Inception) through September 30, 2003 totalling $284,000. The Company has recorded no advertising costs for the year ended September 30, 2003.

     Stock-based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

     The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the year ended September 30, 2003:

                                                                                2003
                                                                             -----------
                  Net loss, as reported                                      $(2,601,521)
                  Add:  Stock-based employee compensation expense
                      included in reported loss, net of related tax effects           --
                  Deduct:  Total stock-based employee compensation
                      expense determined under fair value based methods
                      for all awards, net of related tax effects                 (26,834)
                                                                             -----------

                  Pro forma net loss                                         $(2,628,355)
                                                                             ===========

                          VISTA CONTINENTAL CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1.   Description of business and summary of significant policies (continued)
     -----------------------------------------------------------

     Stock-based compensation (continued)
     ------------------------

                  Net loss per common share:
                      Basic and fully diluted loss per share, as reported    $     (0.06)
                                                                             ===========
                      Basic and fully diluted loss per share, pro forma      $     (0.06)
                                                                             ===========

     There were no stock options granted for the year ended September 30, 2003.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

     New accounting pronouncements - In September 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143, Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement will be effective for the Company's fiscal year ending 2003. Management does not expect the adoption of this standard to have a material impact on the Company's financial statements.

     In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendments of FASB Statement No. 13, and Technical Corrections . The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements. In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated With Exit or Disposal Activities. This statement requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, this statement states the liability should be initially measured at fair value. The statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

     In January 2003, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation. Because the Company continues to account for employee stock-based compensation under APB Opinion No. 25, the transitional guidance of SFAS No. 148 has no effect on the financial statements at this time.

     In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN No. 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, was issued. FIN No. 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The adoption of the provisions of FIN No. 45 did not have a material impact on the Company's results of operations, financial position or cash flows.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation establishes standards for identifying a variable interest entity and for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary.

                          VISTA CONTINENTAL CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1.   Description of business and summary of significant policies (continued)
     -----------------------------------------------------------

     New accounting pronouncements (continued)
     ------------------------------

     Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

2.   PROPERTY AND EQUIPMENT AND RENTAL PROPERTIES
     --------------------------------------------

     Property and equipment consist of the following as of September 30, 2003:
          Mining equipment                                                       $    993,623
          Office computers and equipment                                               39,514
          Leasehold improvements                                                       46,066
                                                                                 ------------
                                                                                   1,079,2033
          Less:  accumulated depreciation                                             505,157
                                                                                 ------------
          Property and equipment, net                                            $    574,046
                                                                                 ============

     Rental properties consist of the following as of September 30, 2003:
          Rental properties                                                      $    328,500
          Less:  accumulated depreciation                                              20,905
                                                                                 ------------
          Rental properties, net                                                 $    307,595
                                                                                 ============

3.   STOCKHOLDER'S EQUITY
     --------------------

     The Company and its counsel is currently re-evaluating an issuance of 600,000 shares of stock which occurred during the year ended September 30, 2002. These shares were issued as restricted stock to a non-affiliate as a reimbursement to the non-affiliate for paying 300,000 shares of free-trading stock for investor relations services. Due to recent actions by the Securities Exchange Commission for potentially similar transactions, the Company is evaluating the need to cancel this issuance. Should the Company and it's counsel determine this issuance is in violation of 5(a) and 5(c) of the Exchange Act, they have agreed to cancel this issuance. The effect on the financial statements would be an increase in Retained Earnings 1,080,000, with a corresponding decrease in Common Stock by 600 and a decrease in Additional Paid In Capital of 1,079,400.

     On December 12, 2002, the Company issued 2,656,595 shares to a shareholder for cash that had previously been contributed to the company. In prior years, the cash was recorded as an additional paid in capital rather than as a loan. The new issuance of shares is in relation to these contributions, thus the additional paid in capital has already been reported in prior years.

     The Company had entered into an agreement where the company issued 12,500,000 shares of stock as collateral for a loan. In April 2003, borrowing terms favorable to Vista could not be obtained and the shares were returned to Vista.

     During the year ended September 30, 2003, the Company issued 565,000 shares of stock, in exchange for $349,311.

       The company issued 736,113 shares of common stock in exchange for services valued at $513,415.

                          VISTA CONTINENTAL CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3.   STOCKHOLDER'S EQUITY (continued)
     ---------------------

     In December 2002, Vista issued 29,630 shares of common stock to settle a lawsuit. The shares were valued at $1.44 per share or $42,667.

     On July 7, 2003, Albert DoCouto received 5,341,749 shares of stock in exchange for loans he had made to the company for the amount of $934,805.97.

     During the year ended September 30, 2003, the Company recorded $632,428 of stock option expense.

4.   LOAN FROM STOCKHOLDER
     ---------------------

     The Company's majority stockholder, Alberto Docouto, has advanced cash to the Company over time, as needed. As a result of such advances, loan from stockholder totals $341,355 at September 30, 2003, which are unsecured, due on demand and bears no interest. During the year ended September 30, 2003, the Company converted $934,806 of loans from Mr. Docouto into 5,341,749 shares of common stock, $0.175 per share. Additionally, Mr. Docouto had advanced cash to the Company in prior years which was recorded as shareholder contribution. During the year ended September 30, 2003, the Company issued 2,656,595 shares of common stock for $1,593,957 of cash contributed in prior years.

5.   AGREEMENT TO SHARE MINING EXPENSES
     ----------------------------------

     Beginning in October 2002, the Company began sharing its Peruvian mining camp costs under a verbal agreement with the majority shareholder, who owns separate Peruvian mineral leases in the same geographic vicinity as the Company's leases. Both companies agreed to share camp costs equally when both companies are operating in the camp. If one company is operating in the camp and the other is not, the operating company must bear 80 percent of the camp costs and the non operating company must bear 20 percent of the camp costs. Each party has also agreed that for any and all costs incurred on their behalf outside the camp, each party would be solely responsible for these costs. The Company and the majority shareholder agreed that the Company would pay all costs and the Company would either be reimbursed or the note payable to shareholder would be reduced in lieu of cash for the portion of the privately owned company's camp expenses. For the year ended September 30, 2003, the Company reduced both its mining expenses and the note payable to shareholder by $199,531.

6.   SALE OF RENTAL PROPERTIES
     -------------------------

     For the year ended September 30, 2003, the Company sold six of its rental properties for approximately $1,032,800. As a result, the Company recorded approximately $143,000 in gain on sale for the year ended September 30, 2003.

     See Note 10, Subsequent Events, regarding the sale of the remaining rental properties.

                          VISTA CONTINENTAL CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


7.   STOCK OPTIONS
     -------------

     Stock options - The Company's Stock Option Plan (the "Plan") provides for the grant of shares of non-qualified options to directors, officers and employees, and opportunities for directors, officers, employees and consultants of the Company to make purchases of stock in the Company. The Plan's issuances are administered by the Company's Board of Directors, who have substantial discretion to determine the recipients, amounts, time, price, exercise terms, and restrictions, if any.

     The Company uses the intrinsic value method of calculating compensation expense to employees. During fiscal year 2001, the Company issued stock options to employees and directors. The difference between the cash selling price of $10 per share and the option exercise price of $5 per share, for 560,000 options was $2,800,000, which is being recognized as compensation expense for the issuance of these options. $373,750 was recognized in 2001, $927,857 in 2002, $642,143 in 2003 and $535,000, $253,750 and $67,500 will be recognized in 2004, 2005 and 2006, respectively.

     During the year ended September 30, 2002, the Company granted stock options to employees totaling 200,000 and 100,000 shares of its common stock with a strike price of $10 and $5 per share, respectively. There were no stock options granted during the year ended September 30, 2003. Certain stock options were exercisable upon grant and have a life ranging from 2 to 5 years. The following table summarizes the Company's stock options activity:

                                                 Number           Weighted
                                                   of              Average
                                                 Options       Exercise Price
                                               -------------  ----------------
     Balance, September 30, 2001                     460,000  $           5.00
              Options granted and assumed            300,000              8.33
              Options canceled                            --                --
              Options expired                        (10,000)             5.00
              Options exercised                           --                --
                                               -------------  ----------------

     Balance, September 30, 2002                     750,000              6.33
              Options granted and assumed                 --                --
              Options canceled                            --                --
              Options expired                        (10,000)             5.00
              Options exercised                           --                --
                                               -------------  ----------------

     Balance, September 30, 2003                     740,000  $           6.35
                                               =============  ================

     Pro forma disclosure - Pro forma information regarding net income (loss) and net income (loss) per share, as disclosed in Note 1, has been determined as if the Company had accounted for its employee stock-based compensation plans and other stock options under the fair value method of SFAS 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plans:

                                                                   2002
     Weighted-average risk free interest rate                      5.00%
     Expected life of option (years)                               3.00
     Expected stock volatility                                   109.77%
     Expected dividend yield                                       0.00%

                          VISTA CONTINENTAL CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


7.   STOCK OPTIONS (continued)
     -------------

     The following table summarizes information about options outstanding and exercisable at September 30, 2003:

                                                                                   Shares Underlying
                             Shares Underlying Options Outstanding                Options Exercisable
                      ---------------------------------------------------  ----------------------------------
                                             Weighted
                           Shares            Average                            Shares
                         Underlying         Remaining        Weighted         Underlying        Weighted
         Exercise          Options         Contractual        Average           Options          Average
           Price         Outstanding      Life (Years)    Exercise Price      Exercisable    Exercise Price
     ---------------  ----------------  ---------------   ---------------  ---------------   ---------------
     $       5.00          540,000            1.38        $     5.00               540,000     $     5.00
            10.00          200,000            2.33             10.00               200,000          10.00
     ---------------  ----------------  ---------------   ---------------  ---------------   ---------------
     $       6.35          740,000            1.64        $     6.35               740,000     $     6.35
     ===============  ================  ===============   ===============  ===============   ===============

                       Exercise Price
                     Equals, Exceeds or
        Number of     is Less Than Mkt.     Weighted                          Weighted
    Remaining Options  Price of Stock       Average          Range of          Average
          Granted       on Grant Date    Exercise Price    Exercise Price    Fair Value
     ---------------  ----------------  ---------------   ---------------  ---------------
                  --       Equals       $            --   $            --  $            --
             200,000       Exceeds                10.00             10.00             0.13
             540,000      Less Than                5.00              5.00             0.26
     ---------------                    ---------------   ---------------  ---------------
             740,000                    $          7.19   $5.00  -  10.00  $          0.22
     ===============                    ===============   ================ ===============

8.   LITIGATION

     On April 9th, 2002, the Company, then known as Century Laboratories, Inc., entered into a Reorganization and Stock Purchase Agreement with Vista Continental Corporation, a privately owned Nevada corporation, for the purpose of acquiring 100% of the issued and outstanding shares of Vista-Nevada (the "Agreement"). Pursuant to the Agreement, the Company was to convey an aggregate number of 39,837,355 newly issued shares of the Company's $.001 par value common stock (the "Company Shares") on a one-for-one basis to the shareholders of Vista-Nevada for 100% of the issued and outstanding shares of Vista-Nevada or an aggregate 39,837,355 shares of common stock, $.001 par value per share of Vista-Nevada (the "Nevada Stock"). The Company previously reported that closing of the Agreement occurred on June 6, 2002 and that the Company Shares were issued to the shareholders of Vista-Nevada in exchange for the Nevada Stock, in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and that Vista-Nevada became a wholly owned subsidiary of the Company.

     The Company has recently discovered, however, that the shares of the Company were never issued to the shareholders of Nevada Corporation. On or about June 6, 2002 the Nevada Stock was owned by approximately 400 shareholders. Therefore, the Company believes that the exemption from registration provided by Section 4(2) of the Securities Act is not applicable to the issuance of the Shares in exchange for the Nevada Stock. Therefore, in order to comply with applicable securities regulations and to consummate the acquisition of VCC Nevada, the Company plans to file a registration statement on Form SB-2 or Form S-4 to register the Shares to be issued in exchange for the Nevada Stock and to complete the share exchange contemplated by the Agreement.

     In connection with the above issues, the Company has been in contact with the Commission in an attempt to have the Commission approve the Company's corrective action plan. The commission responded by letter dated December 5, 2003, which requested additional information from the Company. The Company is in the process of preparing a response to the December 5, 2003 letter.

                          VISTA CONTINENTAL CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


8.   LITIGATION (continued)
     ----------

     In December 2002, Vista issued 29,630 shares of common stock to settle a lawsuit. The shares were valued at $1.44 per share or $42,667.

     On or about April 1, 2003, a lawsuit was filed in the US District Court for the Southern District of New York entitled: Deborah Donoghue v. Vista Continental Corporation and Alberto DoCouto, and assigned Civil Case
     Number: 03-CV-2281. The complaint alleges that Mr. DoCouto is a ten percent (10%) shareholder of the Company and that he purchased and sold or sold and purchased securities of the Company within a six (6) month period in violation of the "short swing trade" rules under Sections 16(b) of the Securities and Exchange Act of 1934. If the plaintiff is successful, Mr. DoCouto will have to pay to the Company any profits generated by transactions that violated Section 16(b). Mr. DoCouto has advised the Company that such allegations arise out of erroneously filed Form 4's and
     Schedule 13D's filed on Mr. DoCouto's behalf and that such filings have since been amended and that Mr. DoCouto intends to vigorously defend the lawsuit. This lawsuit is not anticipated to have a material effect on the assets or business of the Company.

9.   MINORITY INTEREST

     In 2002, there were 9,839,827 shares of the prior entity, which had not consented to the June 6, 2002 Reorganization and Stock Purchase Agreement. The percentage of income related to the minority ownership has been reflected on the balance sheet and statement of operations. 24.70% of the income from operations and interest expense has been removed and recorded against the minority interest balance. This amount was $3,303,337 and $846,920 in 2002 and 2003, respectively.

--------------------------------------------------------------------------------
Minority Interest, Beginning Balance                                9,839,827
--------------------------------------------------------------------------------
 2002 Income (Loss) From Operations and Interest Expense          (13,373,834)
 Minority Interest Percentage                                           24.70%
                                                                        ------
 Minority Interest, 2002                                           (3,303,337)
 Minority Interest related to Vista Management Holdings, LLC           11,573
 Minority Interest, 9/30/02                                         6,548,063
--------------------------------------------------------------------------------
 2003 Income (Loss) From Operations and Interest Expense           (3,428,826)
 Minority Interest Percentage                                           24.70%
                                                                        ------
 Minority Interest, 2003                                             (846,920)
 Minority Interest related to Vista Management Holdings, LLC
                                                                          (66)
 Minority Interest, 9/30/03                                         5,701,077
--------------------------------------------------------------------------------

     The "Minority Interest related to Vista Management Holdings, LLC" is representative of the 1% of Vista Management Holdings, LLC (property management company) which the company does not own.

10.      SUBSEQUENT EVENTS

     In October 2003, the Company sold the remaining two rental properties for approximately $332,000 and recognized a gain on sale of approximately $24,000.

                          VISTA CONTINENTAL CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


11.  CHANGES TO PRIOR YEAR FINANCIALS
     --------------------------------

     The following changes have been made to the prior year financial statements:

     There were $1,593,957 of shareholder loans which were previously recorded as stockholder contributions. The financial statements for the year ended September 30, 2002, have been adjusted to reflect the increase in liabilities by $1,593,957 and the decrease in additional paid in capital by the same amount. These loans were converted to 2,656,595 shares of stock on December 12, 2002.

     In 2002, there were 9,839,827 shares of the prior entity, which had not consented to the June 6, 2002 Reorganization and Stock Purchase Agreement. The percentage of income related to the minority ownership has been reflected on the balance sheet and statement of operations. The result is a decrease in common stock of $9,840, a decrease in additional paid in capital, and a corresponding increase in Minority Interest on the financial statements. Additionally, 24.70% of the income from operations and interest expense has been removed and recorded against the minority interest balance. This amount was $3,303,337 and $846,920 in 2002 and 2003, respectively.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.


Pursuant to a Board Resolution by Written Consent, the Registrant dismissed its independent auditor Malone & Bailey, PLLC ("M&B") effective December 9, 2003 and engaged CFO Advantage, Inc. as its independent auditor effective December 10, 2003.

The reports of M&B on the Registrant's financial statements for the fiscal years ended September 30, 2002 and September 30, 2001 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The Registrant and M&B have not, in connection with the audit of the Registrant's financial statements for the previous two (2) fiscal years, or for any subsequent interim periods prior to and including December 9th, 2003, had any disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreement, if not resolved to M&B's satisfaction, would have caused M&B to make reference to the subject matter of the disagreement in connection with its reports, EXCEPT
FOR:

On June 11, 2002, the Registrant filed a current report on Form 8-K (the "June 2002 Form 8-K") reporting that the Registrant completed a business combination transaction with Vista Continental Corporation, a Nevada corporation ("VCC Nevada"), on June 6, 2002, whereby the Registrant purportedly acquired all of the issued and outstanding shares of VCC Nevada in exchange for 39,837,355 shares of the Registrant's common stock. The shareholders of VCC Nevada never exchanged their shares of VCC Nevada for the shares of the Registrant's common stock and the shares of the Registrant were never issued to the shareholders of VCC Nevada. It is the Registrant's position that the business combination transaction disclosed in the June 2002 Form 8-K (the "Transaction") was never completed, because, among other things, the Registrant never acquired all of the issued and outstanding shares of VCC Nevada. Accordingly, the Registrant believes that its quarterly and annual reports filed since June 6, 2002 need to be amended to disclose information relating to the effects of the fact that the Transaction was not completed. M&B is of the opinion that the Transaction was effectively completed on June 6, 2002, however, M&B acknowledges that the shares of VCC Nevada were never exchanged for the shares of the Registrant because the Registrant must register such shares prior to issuance. Thus, M&B does not believe that the Registrant needs to amend its quarterly and annual reports filed since June 6, 2002.

On December 10, 2003, the Registrant engaged the firm CFO Advantage, Inc. of Las Vegas, Nevada as the Registrant's independent auditors.

The Registrant had no relationship with CFO Advantage Inc. required to be reported pursuant to Regulation S-B Item 304 (a) (2) during the previous 2 fiscal years, or the subsequent interim periods prior to and including December 10th, 2003.


ITEM 8A.   CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.


Evaluation of disclosure, controls and procedures.
--------------------------------------------------

Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report on Form 10-KSB the Company's chief executive officer has concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

Changes in internal controls over financial reporting.
------------------------------------------------------

There were no changes in the Company's internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and directors of the company are listed below. Directors are elected to hold office until the next annual meeting of shareholders and until their successors are elected or appointed and qualified. Officers are appointed by the board of directors until a successor is elected and qualified or until resignation, removal or death.



      Name                Age                    Position
-----------------    -------------      ---------------------------
Lawrence Nash             61                  CEO, President
Arthur deJoya             38                  Treasurer/CFO
Howard Rubinoff           46                  Secretary
Steven Hegedus            69                  Director
Richard Smythe            58                  Director
Takao Nishimura           50                  Director
Dennis Hare               72                  Director
Ashak Rustom              63                  Director






Officers and Directors
----------------------

Dr. Lawrence Nash is the current CEO and President of the Company. Dr. Nash formerly served as President from November of 2001 to December of 2002 and was reappointed in May, 2003. Dr. Nash is a graduate of the University of Toronto and has a post graduate short course certificate in laser physics. He is past CEO and President of West Nevada Precious Metals Corp., a mining resource Company. He held the post of Senior Strategic Analyst for Nova Continental Developments Corporation, a Nevada and Canada based real estate development company. Dr. Nash was instrumental in the identification and acquisition of twelve of the concessions now forming part of the Vista holdings and associated properties.

Mr. de Joya is the current CFO of the Company and has served this position since November, 2003. Mr. de Joya was formally the partner-in-charge of the audit practice for L.L. Bradford &

Company, LLC, certified public accounting firm located in Las Vegas, Nevada. Prior to L.L. Bradford & Company, LLC, Mr. de Joya was a supervisor with KPMG LLP. Mr. de Joya is a certified public accountant and has worked with many publicly traded companies.

Howard Rubinoff is Secretary of the Company and has served this position since September of 1999. Mr. Rubinoff is a partner at the law firm Fogler Rubinoff in Canada. Mr. Rubinoff has over 15 years experience in corporate and commercial law with an emphasis on mergers and acquisitions and financing. A graduate of Windsor Law School, Mr. Rubinoff has traveled extensively assisting clients in their Vista expansions and has been involved in the purchase and financing of many hydro electrical power plants. Mr. Rubinoff's firm is a Canadian member of the International Lawyers Network.

Ashak Rustom is a Director of the Company and has served in this capacity since December 2000. Mr. Rustom also served as the CFO and Treasurer of the Company from March 2003 to November 2003. Mr. Rustom has been with the company since it was formed in September, 1999. Mr. Rustom has previous experience in project management, contract administration, financing, cash flow projections, and property valuations cost control as well as forecasts, and financial planning. Mr. Rustom has over 40 years experience in corporate finance and management of risk capital investments.

Steven Hegedus, DDS is a Director of the Company. Dr. Hegedus has served as Director of the Company since December 2000. Dr. Hegedus received his Doctor of Dental Surgery from the University of Toronto and has a thriving orthodontic practice in Welland and Niagara Falls, Ontario. Dr. Hegedus has an extensive background in real estate holdings, development and business ventures as the owner of Helubar Corporation, an Ontario real estate holdings corporation and as President of Villa Mora Corporation, an Ontario real estate development company.

Richard Smythe is a Director of the Company. Dr. Smythe has served as Director of the Company since June 2002. Dr. Smythe has 25 years experience working with gas emissions and gas study research and testing technique development. Dr. Smythe received his PH.D in Analytical Chemistry at the University of Waterloo (Ontario). Dr. Smythe then did a post-doctoral fellowship at the State University of New York in Buffalo. Dr. Smythe has acted as adjunct research supervisor at Brock University in St. Catherines, Ontario. Dr. Smythe has operated his own testing an analysis laboratory and continues to act as consulting senior scientist for Walker Industries. Dr. Smythe is qualified as an expert witness throughout the court systems of the province of Ontario as well as the States of New York and Pennsylvania. Dr. Smythe has had numerous articles published in scientific journals.

Takao Nishimura is a Director of the company. Mr. Nishimura has served as Director of the Company since December 2000. Mr. Nishimura graduated with a Bachelor's degree from Kyoto University of Foreign Study in 1977 and is an executive member of the Asian Pacific Alliance of

YMCAs and an executive member of the alliance of YMCAs in Japan, as well as being District Governor of T's Men's Club of Toshin District in Japan. Mr. Nishimura is President of Netwest USA, Inc. of Nevada and also President of Ebiyusa Co. of Osaka, Japan.

Dennis Hare is a Director of the company. Mr. Hare has served as Director of the Company since June 2002. Mr. Hare received his degree in Civil Engineering from the University of Wales in Cardiff (UK) and is a member of both the Professional Engineers of Ontario and the Institution of Civil Engineers, UK. Mr. Hare is past Vice President and Director of International Operations for Acres International, a worldwide engineering consulting firm. He also served as Acres Internationals board member for various joint ventures and consortia, responsible for executing hydro electric, irrigation and mining projects in Iran, India and China. As Vice-President, Hydro Division for Acres International, Mr. Hare had corporate responsibility for business development activities overseas, including the management of major projects in Pakistan, Ghana, Iran, China, Laos, and operations relating to all hydro electric, irrigation, water resource projects and agriculture Cambodia, Argentina, Colombia and Canada. Mr. Hare was also Founding Director of Canada China Power Inc. (CIPM)


Other Key Consultants, Employees, and Advisors
----------------------------------------------

William Brooks is the Chief Engineer for Vista Continental. Mr.. Brooks served as President of the Company from July 2002 to March 2003 and has served as Chief Engineer from May 2003. He received his Bachelor of Science Degree in Metallurgical Engineering from the Colorado School of Mines in December 1973. He has over 30 years experience in the mining and mineral processing industry. Mr. Brooks was General Manager of the Yuba Placer Gold Company for 4 years. The Yuba Placer Gold Company operated a large inland dredge on river gravels located in Marysville, CA. The types of gravel encountered at Yuba are similar to those found on the company's mining concessions in Peru. Mr. Brooks was also General Manager of the Austin Venture located near Austin Nevada. Mr. Brooks has extensive international experience working in Canada, Australia and South Africa.

Adam Shaikh is the current General Counsel for the Company. Mr. Shaikh has served as General Counsel since May 2003. Mr. Shaikh received his Bachelors Degree in History and Political Science from Iowa State University in 1996 and his law degree from Drake University in 1999. Mr. Shaikh is currently licensed to practice law in Nevada and Minnesota. For the past 4 years, Mr. Shaikh has focused his practice mainly in the fields of corporate and securities law.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 30, 2003, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that the following transactions have not been reported by the following persons or entities:

West Nevada Precious Metals Corporation, a Nevada corporation owned and controlled by Alberto DoCouto, has did not file Form 4's for the following transactions:

Open Market Purchases:

On 12/04/02, 1000 shares were purchased for $1.20 per share. On 12/04/02, 1000 shares were purchased for $1.18 per share. On 12/05/02, 1000 shares were purchased for $1.18 per share. On 12/05/02, 1000 shares were purchased for $1.20 per share. On 12/06/02, 1000 shares were purchased for $1.15 per share. On 12/06/02, 2000 shares were purchased for $1.15 per share. On 12/09/02, 2000 shares were purchased for $1.10 per share. On 12/11/02, 1000 shares were purchased for $1.18 per share. On 12/11/02, 1000 shares were purchased for $1.16 per share. On 12/11/02, 1000 shares were purchased for $1.20 per share. On 12/12/02, 1000 shares were purchased for $1.15 per share. On 12/12/02, 1000 shares were purchased for $1.20 per share. On 12/13/02, 1000 shares were purchased for $1.15 per share. On 12/16/02, 2000 shares were purchased for $1.18 per share. On 12/17/02, 1000 shares were purchased for $1.15 per share. On 12/17/02, 1000 shares were purchased for $1.18 per share. On 12/18/02, 1000 shares were purchased for $1.15 per share. On 12/19/02, 1000 shares were purchased for $1.15 per share. On 12/26/02, 1000 shares were purchased for $1.15 per share. On 12/30/02, 2000 shares were purchased for $ .80 per share. On 12/31/02, 4000 shares were purchased for $ .75 per share. On 1/02/03, 16,000 shares were purchased for $ .66 per share. On 1/03/03, 1000 shares were purchased for $. 95 per share. On 1/06/03, 2000 shares were purchased for $.75 per share.
On 1/07/03, 2000 shares were purchased for $.66 per share.
On 1/08/03, 1000 shares were purchased for $.87 per share.
On 1/13/03, 1000 shares were purchased for $.82 per share.
On 1/14/03, 1000 shares were purchased for $.82 per share.
On 1/14/03, 1000 shares were purchased for $.75 per share.
On 1/14/03, 1000 shares were purchased for $.73 per share.
On 1/16/03, 1000 shares were purchased for $.73 per share.
On 1/27/03, 1000 shares were purchased for $.75 per share.
On 1/28/03, 1000 shares were purchased for $.75 per share.
On 1/29/03, 1000 shares were purchased for $.72 per share.
On 2/06/03, 1000 shares were purchased for $.75 per share.
On 2/06/03, 1000 shares were purchased for $.70 per share.

Shares Acquired From The Company in Exchange for Debt:

In December 2002, 2,656,595 shares were issued in exchange for $1,593,957 in debt. In July 2002, 5,341,749 shares of the Company's stock were exchanged for debt in the amount of $934,806.

Shares sold in Private Transaction:

On 8/08/03, 500,000 shares were transferred to William Brooks, the Company's Chief Engineer, for $.05 per share.


ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning the compensation paid or accrued since inception of to our officers and directors.


                                           Annual Compensation              Long term compensation
                                           -------------------              ----------------------
                                                                       Awards     Awards       Payouts
                                                                       ------     ------       -------
                                                         Other       Restricted  Securities
Name and                                                 Annual        Stock      Options   LTIP     All other
Principal Position   Year        Salary($)  Bonus($)  Compensation    Awards(5)   /SAR(5)   payout  compensation

Ashak Rustom         2000          nil                   200,000     100,000(1)
Director             2001        $14,000
                     2002        $32,499
                     2003        $47,652
                     2004(est)   $51,000

Takao Nishimura      2000          nil                   200,000     100,000(1)
Director             2001          nil
                     2002          nil
                     2003          nil

Dr. Richard
Smythe               2000          nil                    10,000     100,000(2)
Director             2001          nil
                     2002          nil
                     2003          nil


Dennis Hare          2000          nil                    10,000
Director             2001          nil
                     2002          nil                               100,000(4)
                     2003          nil

Steve Hegedus        2000          nil                   200,000     100,000(1)
Director             2001          nil
                     2002          nil
                     2003          nil


Lawrence Nash        2001          nil                   250,000     100,000(3)
CEO, President       2002        $97,799
                     2003        $28,500
                     2004(est)   $78,000

Arthur deJoya        2003        $27,500
CFO                  2004(est)   $66,000

Howard Rubinoff      2000          nil
Secretary            2001          nil
                     2002          nil
                     2003          nil

William Brooks      2002         $70,192
Chief Engineer      2003         $125,214
                    2004(est)    $110,000

Adam Shaikh         2003         $91,618
General Counsel     2004(est)    $140,000

(1)      Option Price is $5.00 with an expiration date of January 1st, 2005
(2)      Option Price of $10.00 with an expiration date of January 1st, 2005
(3)      Option Price of $5.00 with an expiration date of November 5th, 2005.
(4)      Option Price of $10.00 with an expiration date of March 1st, 2007
(5) The Options and shares issued are Vista Nevada shares, not Vista Delaware shares. Please see section entitled "2002 Reorganization and Stock Purchase Agreement" under "Description of Business"

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT


The following table sets forth certain information as of September 30, 2003 with respect to the beneficial ownership of common stock by (i) each person who to the knowledge of the Company, beneficially owned or had the right to acquire more than 5% of the Outstanding common stock, (ii) each director of the Company and (iii) all executive offices and directors of the Company as a group.


Title of Class    Name of Beneficial    Amount and Nature         Percent
                  Owner                 Of Beneficial Ownership   of class(1)
--------------    ------------------    -----------------------   -----------

Common            Ashak Rustom                      0                    0
                  (Director)

Common            Takao Nishimura                   0                    0
                  (Director)

Common            Richard Smythe                    0                    0
                  (Director)

Common            Dennis Hare                       0                    0
                  (Director)

Common            Steven Hegedus                    0                    0
                  (Director)

Common            Lawrence Nash               380,000 D                 <1%
                  (President, CEO)

Common            Arthur deJoya                     0                    0
                  (CFO)

Common            Alberto DoCouto          13,338,344(I)(2)             81%
                  (Majority Shareholder)   23,500,000(I)(3)
--------------------------------------------------------------------------------
Common            Officers and Directors      380,000                   <1%
                  as a Group.

(1) Based on shares 45,239,543 outstanding, including 30,000,000 shares exchanged.
(2)      Owned indirectly through West Nevada Precious Metals, a Nevada
         Corporation
(3)      Owned indirectly through Tamers Management, a Nevada Corporation.

The following table sets forth certain information as of December 31st, 2003 with respect to the beneficial ownership of common stock assuming the exchange occurs with all VCC Nevada shareholders following the filing of an appropriate registration statement by (i) each person who to the knowledge of the Company, beneficially owned or had the right to acquire more than 5% of the Outstanding common stock, (ii) each director of the Company and (iii) all executive offices and directors of the Company as a group.


Title of Class    Name of Beneficial    Amount and Nature            Percent
                  Owner                 Of Beneficial Ownership(2)   of class(3)
--------------    ------------------    --------------------------   -----------
Common            Ashak Rustom                287,544 D                 <1%
                  (Director)

Common            Takao Nishimura             360,500 D                 <1%
                  (Director)

Common            Richard Smythe               10,000 D                 <1%
                  (Director)

Common            Dennis Hare                  10,000 D                 <1%
                  (Director)

Common            Steven Hegedus              200,000 D                 <1%
                  (Director)                   37,500 I

Common            Lawrence Nash               358,715 D                  1%
                  (President, CEO)             50,000 I

Common            Arthur deJoya                     0                    0
                  (CFO)

Common            Howard Rubinoff              25,000 D                 <1%
                  (Secretary)

Common            Alberto DoCouto          41,049,271 I (1)             75%
                  (Majority Shareholder)
--------------------------------------------------------------------------------
Common            Officers and Directors    1,339,259                    2%
                  as a Group.

(1) Ownership is through West Nevada Precious Metals Corporation and Tamer's Management Corporation.
(2) The shares include are in Vista Nevada that have yet to be exchanged. Please see section entitled "2002 Reorganization and Stock Purchase Agreement" under Description of Business" The percentage of ownership are displayed as if the shares have been exchanged.
(3) The 54,879,370 shares outstanding include 29,928,284 shares that are held for exchange, but have yet to be distributed. Please see section entitled "2002 Reorganization and Stock Purchase Agreement" under "Description of Business".

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As the majority of our voting common shares are beneficially owned through West Nevada Precious Metals Corporation, a Nevada Corporation and Tamers Management Ltd., a Nevada Corpoartion. These two corporations share offices with Vista. [Does Tamer's really have or use an office] Both corporations are beneficially owned by Mr. Alberto DoCouto. Mr. DoCouto also owns various other companies. [Do any of these other companies have dealing with Vista??]

The Company currently leases our office at 6600 West Charleston Blvd. The office size is 6,100 square feet. The lease is for 3 years and commenced on February 1, 2003. The monthly fee is $9,150. The company shares a portion of the space with West Nevada Precious Metals Corporation. Mr. Alberto DoCouto is the beneficial owner of West Nevada Precious Metals and Tamer's Management, the majority shareholder of the Company. At this time, the Company is in negotiations to solidify a definitive Occupancy and Use Agreement retroactive to February 1, 2003. Currently, the Company is paying the entire monthly fee under the lease.

As the majority of our voting common shares are beneficially owned through West Nevada Precious Metals Corporation and Tamers Management. Both corporations are beneficially owned by Mr. Alberto DoCouto. Mr. DoCouto also owns various other companies. One company so-controlled by Mr. DoCouto, Minera Rio Grande, S.A. ("Rio Grande") is a Peruvian mining company. Our Company and Rio Grande both occupy and use the camp and processing facility established in Peru. The costs of running and maintaining the camp, processing plant, equipment and facilities are shared between our company and Rio under the terms of an orally agreed to Occupancy and Use Agreement. A copy of the Agreement is hereby attached as
Exhibit 10.1. Mr. DoCouto has agreed to cover all the costs of maintaining the camp until Vista begins its drilling program. Our Las Vegas Office Space is also shared with other companies that are owned or controlled by Mr. DoCouto. At this time, the Company is in negotiations to solidify a definitive retroactive Occupancy and Use Agreement. Currently, the Company is paying the entire lease.

West Nevada Precious Metals Corporation has made many loans to the Company. These loans carry no interest. In total, West Nevada Precious Metals Corporation has made a total of $3,130,678 in loans to the Company. In December of 2002, the Company agreed to exchange 2,656,595 shares of the Company's stock for debt in the amount of $1,593,957. In July of 2003, 5,341,749 shares of the Company's stock were exchanged for debt in the amount of $934,806.

In December of 2003, the Company sold it's Model 8DXT Nessie Cutter Dredge and related parts and equipment to West Nevada Precious Metal Corporation for debt in the amount of $245,380.00, above Vista's net book by approximately $187,000. Vista determined that the Dredge was unsuitable for operation in Peru.

All related party transactions with entities controlled by Mr. DoCouto have been approved by the Board of Directors of the Company.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

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

3.3      Certificate of Reduction of Capital, dated April 22, 1983(2)

3.4      Certificate of Renewal and Revival of Charter (3)

3.5      Amendment of Certificate of Incorporation(4)

3.6      Amendment of Certificate of Incorporation

3.7      By-Laws of the Corporation (3)

10.1     Occupancy and Use Agreement

16.1 Letter from Malone & Bailey PLLC re: change in certifying accountants(6)

31.1     Certification by Chief Executive Officer

31.2     Certification by Chief Financial Officer

32.1 Chief Executive Officer's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350

32.2 Chief Financial Officer's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350
--------------------------------------------------------------------------------

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

(2) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1983

(3) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1999

(4) Incorporated by reference from the Company's Interim Report on Form 8-K filed on August 2nd, 2002

(5) Incorporated by reference from the Company's Interim Report on Form 8-K filed on June 13th, 2002

(6) Incorporated by reference form Company's Interim Report on Form 8-K filed on December 30th, 2003


(b)  Reports on Form 8K

The following documents are hereby incorporated by reference in this 10KSB.

Form                       Description                                Date
----                       -----------                                ----

8K                         Change in Accountant/                    12/19/03
                           Appointment of new CFO

8K/A                       Change in Accountant                     12/30/03

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The audit fees billed to the Company by Malone & Bailey PLLC for fiscal years ended September 30, 2002 and 2003 were approximately $31,000 and $40,000, respectively. These fees pertain to the audit of the Company's annual financial statements and quarterly Form 10-QSBs. The audit fee for the 2002-2003 audit by CFO Advantage, Inc is expected to be $18,500 Audit-Related Fees, Tax Fees and All Other Fees. No "audit-related fees," "tax fees" or "all other fees," as those terms are defined by the Securities and Exchange Commission, were paid to Malone & Bailey, PLLC or CFO Advantage, Inc. for the fiscal years ended September 30, 2003 and 2002.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    VISTA CONTINENTAL CORPORATION


                                    /s/ Lawrence Nash
                                    --------------------------------------------
                                    By: Lawrence Nash (Chief Executive Officer)
                                    Date: 1/20/04

                                    /s/Arthur de Joya
                                    --------------------------------------------
                                    By: Arthur de Joya (Chief Financial Officer)
                                    Date: 1/20/04

                                    /s/ Howard Rubinoff
                                    --------------------------------------------
                                    By:  Howard Rubinoff (Secretary)
                                    Date: 1/20/04

                                    /s/ Ashak Rustom
                                    --------------------------------------------
                                    By: Ashak Rustom (Director)
                                    Date: 1/20/04

                                    /s/ Takao Nishimura
                                    --------------------------------------------
                                    By: Takao Nishimura (Director)
                                    Date: 1/20/04

                                    /s/ Richard Smythe
                                    --------------------------------------------
                                    By: Richard Smythe (Director)
                                    Date: 1/20/04

                                    /s/ Dennis Hare
                                    --------------------------------------------
                                    By: Dennis Hare (Director)
                                    Date: 1/20/04

                                    /s/ Steven Hegedus
                                    --------------------------------------------
                                    By: Steven Hegedus (Director)
                                    Date: 1/20/04