Form 10QSB
period 2003-12-31
VISTA CONTINENTAL CORP
filed 2004-02-18
CIK 18886

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended: December 31, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of February 12, 2004 the Issuer had issued and outstanding 45,239,543 shares of common stock $.001.

                                TABLE OF CONTENTS

                                                                      Page No.
                                                                      --------

PART I - FINANCIAL INFORMATION.....................................      2

Item 1.  Financial Statements......................................      2

Balance Sheets.....................................................      2

Statements of Expenses
   (three and nine-months ended December 31, 2003 and 2002) .......      3

Statements of Cash Flows
   (three and nine-months ended December 31, 2003 and 2002). ......      4

Notes to Financial Statements......................................      5

Item 2.  Management's Discussion And Plan Of Operations............      8

Item 3.  Controls and Procedures ..................................     11


PART II - OTHER INFORMATION........................................     11

Item 1.  Legal Proceedings.........................................     11

Item 2.  Changes in Securities.....................................     12

Item 3. Defaults Upon Senior Securities............................     12

Item 4. Submission of Matters to a Vote of Security Holders........     12

Item 5. Other Information .........................................     12

Item 6.  Exhibits & Reports on Form 8-K............................     14

SIGNATURES.........................................................     15

                         PART I - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS


                         VISTA CONTINENTAL CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                                 BALANCE SHEET


                                                               December 31, 2003
                                                               -----------------
                                                                  (Unaudited)
                                ASSETS

Current assets
    Cash                                                           $     26,446
    Prepaid expenses                                                      3,785
                                                                   ------------
      Total current assets                                               30,231

Property and equipment, net                                             415,432
Rental properties, net                                                       --
Mining concessions                                                       99,275
Deposits                                                                  5,698
                                                                   ------------

Total assets                                                       $    550,636
                                                                   ============

                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Accounts payable                                               $     58,298
    Accrued expenses and other liabilities                              175,090
    Loan from stockholder                                               141,241
                                                                   ------------
      Total current liabilities                                         374,629
                                                                   ------------

      Total liabilities                                                 374,629

Minority interest                                                     5,632,541

Stockholders' deficit
    Preferred stock; $.001 par value; 5,000,000 shares
      authorized; no shares issued or outstanding                            --
    Common stock; $.001 par value; 145,000,000 shares
      authorized, 45,239,543 shares issued and outstanding               45,239
    Additional paid-in capital                                        8,349,891
    Accumulated deficit                                             (13,851,664)
                                                                   ------------
      Total stockholders' deficit                                    (5,456,534)
                                                                   ------------

      Total liabilities and stockholders' deficit                  $    550,636
                                                                   ============


                 See Accompanying Notes to Financial Statements

                          VISTA CONTINENTAL CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                                        Period from
                                                                                                        July 1, 1998
                                                              For the three months ended             (Date of inception)
                                                        ----------------------------------------           through
                                                        December 31, 2003      December 31, 2002      December 31, 2003
                                                        -----------------      -----------------      -----------------
Revenue                                                    $         --           $         --           $         --

Operating expenses
    Mining exploration expenses                                  30,110                382,516              3,101,664
    General and administrative                                  247,687                660,743             14,989,980
                                                           ------------           ------------           ------------

      Total operating expenses                                  277,797              1,043,259             18,091,644
                                                           ------------           ------------           ------------

      Loss from operations                                     (277,797)            (1,043,259)           (18,091,644)

Other income (expenses):
    Rental property expenses, net                               (40,109)                (1,541)              (308,287)
    Interest expense                                               (318)               (42,506)               (17,058)
    Gain on sale of rental property and equipment               202,506                     --                345,410
                                                           ------------           ------------           ------------
      Total other income (expenses)                             162,079                (44,047)                20,065
                                                           ------------           ------------           ------------

      Loss before provision for income taxes
        and minority interest                                  (115,718)            (1,087,306)           (18,071,579)
Provision for income taxes                                           --                     --                     --
                                                           ------------           ------------           ------------

      Loss before minority interest                            (115,718)            (1,087,306)           (18,071,579)
Loss applicable to minority interest                             68,536                     15                916,578
                                                           ------------           ------------           ------------

Net loss                                                   $    (47,182)          $ (1,087,291)          $(17,155,001)
                                                           ============           ============           ============

Basic and diluted loss per common share                    $      (0.00)          $      (0.03)          $      (0.45)
                                                           ============           ============           ============

Basic and diluted weighted average
    common shares outstanding                                45,239,543             38,289,453             38,319,689
                                                           ============           ============           ============

                 See Accompanying Notes to Financial Statements

                          VISTA CONTINENTAL CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                                                                Period from
                                                                                                                July 1, 1998
                                                                      For the three months ended             (Date of inception)
                                                                ----------------------------------------           through
                                                                December 31, 2003      December 31, 2002      December 31, 2003
                                                                -----------------      -----------------      -----------------
Cash flows from operating activities:
   Net loss                                                        $    (47,182)          $(10,154,188)           (17,155,001)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
     Stock based compensation                                                --              9,814,457             11,394,192
     Depreciation                                                        59,835                269,083                618,999
     Change in minority interest from operations                             --             (3,303,337)              (846,920)
     Gain on sale of rental properties and equipment                   (202,506)                    --               (345,410)
   Changes in operating assets and liabilities:
     Change in prepaid expenses                                              --                  5,782                 (3,785)
     Change in deposit                                                       40                  1,650                 (5,698)
     Change in accounts payable                                        (143,573)               147,832                 58,299
     Change in accrued expenses and other liabilities                    (6,817)               176,963                175,090
     Note payable accretion                                                  --                 12,153                     --
     Change in tenant security deposits                                      --                     --                     --
     Change in minority interest                                        (68,536)                  (845)               (57,029)
                                                                   ------------           ------------           ------------
       Net cash used by operating activities                           (408,739)            (3,030,450)            (6,167,263)

Cash flows from investing activities:
   Purchase of property and equipment                                        --                (85,341)            (1,028,277)
   Acquisition of mining concessions                                         --                     --                 (9,775)
   Proceeds from sale of rental properties                              332,000                     --              1,364,800
                                                                                          ------------           ------------
       Net cash used by investing activities                            332,000                (85,341)               326,748

Cash flows from financing activities:
   Proceeds from loan from stockholder                                   76,766              1,593,957              3,238,101
   Repayment of loan from stockholder                                        --                     --               (291,218)
   Proceeds from notes payable                                               --                671,517                671,517
   Repayment of notes payable                                                --                     --               (683,670)
   Contributions from stockholder                                            --                726,350                978,655
   Proceeds from issuance of common stock                                    --                270,550              1,953,576
                                                                   ------------           ------------           ------------
       Net cash provided by financing activities                         76,766              3,262,374              5,866,961
                                                                   ------------           ------------           ------------

Net increase in cash                                                         27                146,583                 26,446

Cash, beginning of period                                                26,419                 13,765                     --
                                                                   ------------           ------------           ------------

Cash, end of period                                                $     26,446           $    160,348           $     26,446
                                                                   ============           ============           ============

Supplementary cash flow information:
   Cash payments for income taxes                                  $         --           $         --           $         --
                                                                   ============           ============           ============
   Cash payments for interest                                      $         --           $         --           $         --
                                                                   ============           ============           ============

Non-cash financing activities:
   Conversion of stockholders contribution into
     2,656,592 shares of common stock                              $         --           $         --           $  1,593,957
                                                                   ============           ============           ============
   Conversion of loan from shareholder into
     5,341,749 shares of common stock                              $         --           $         --           $    934,806
                                                                   ============           ============           ============
   Exchange of mining equipment for loan from shareholder          $    245,380           $         --           $    245,380
                                                                   ============           ============           ============
   Purchase of mining concessions with common stock                $         --           $         --           $     89,500
                                                                   ============           ============           ============
   Purchase of rental properties with common stock                 $         --           $         --           $  1,250,271
                                                                   ============           ============           ============
   Purchase of equipment with common stock                         $         --           $         --           $     40,000
                                                                   ============           ============           ============

                 See Accompanying Notes to Financial Statements

                          VISTA CONTINENTAL CORPORATION
                         (AN EXPLORATORY STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended September 30, 2003 of Vista Continental Corporation (the "Company").

The interim financial statements present the balance sheet, statements of operations and cash flows of Vista Continental Corporation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of December 31, 2003 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassification - Certain prior period balances have been reclassified to conform to the current period presentation, which have no effect on net income.

Employee stock based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

The Company issued no stock and granted no warrants or options to employees for compensation for the three month ended December 31, 2003.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

                          VISTA CONTINENTAL CORPORATION
                         (AN EXPLORATORY STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3. LOAN FROM STOCKHOLDER

The Company's majority stockholder, Alberto Docouto, has advanced cash to the Company over time, as needed. As a result of such advances, loan from stockholder totals $141,241 at December 31, 2003, which are unsecured, due on demand and bears no interest. During the three months ended December 31, 2003, Mr. Docouto exchange approximately $245,000 of loans due to him in exchange for certain unusable mining equipments of the Company, which resulted in gain of $146,600 to the Company for the three months ended December 31, 2003.

4. STOCKHOLDER'S EQUITY

The Company and its counsel is currently re-evaluating an issuance of 600,000 shares of stock which occurred during the year ended September 30, 2002. These shares were issued as restricted stock to a non-affiliate as a reimbursement to the non-affiliate for paying 300,000 shares of free-trading stock for investor relations services. Due to recent actions by the Securities Exchange Commission for potentially similar transactions, the Company is evaluating the need to cancel this issuance. Should the Company and it's counsel determine this issuance is in violation of 5(a) and 5(c) of the Exchange Act, they have agreed to cancel this issuance. The effect on the financial statements would be an increase in Retained Earnings 1,080,000, with a corresponding decrease in Common Stock by 600,000 and a decrease in Additional Paid In Capital of 1,079,400.

There were no stock issuances during the three months ended December 31, 2003

5. OTHER MATTERS

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

                          VISTA CONTINENTAL CORPORATION
                         (AN EXPLORATORY STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5. OTHER MATTERS (continued)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. With the exception of historical matters, the matters discussed herein are forward looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements.
-------------------------------------------------------------------------------


THE COMPANY

Vista Continental Corporation (the "Company" or "Vista"), through it 75% owned subsidiary, Vista Continental Corporation, a Nevada corporation ("VCC Nevada"), is a U.S.-based gold exploration and development company with our principal asset being our ownership of 9 mining concessions in Peru through our 99% owned subsidiary Quillabamba Mining, S.A.C. In addition to these concessions, on July 12, 2002 we also secured full mining rights on an additional 10 mining concessions owned by our majority shareholder through a Peruvian corporation, Minera Rio Grande Mining, S.A. These rights were obtained in exchange for a 10% of consolidated net profit royalty and the assumption of Minera Rio Grande's 10% net profit royalty payable to a third party. These 19 claims form a virtually continuous claim block of approximately 65 kilometers along the Urubamba River in central Peru. There is one claim that breaks up the continuous nature of our claim block and we are presently engaged in negotiations to securing full mining rights to this claim as well.

PLAN OF OPERATIONS

We completed the Phase 1 drilling program in November of 2002. The Phase 1 mining operations consisted of test drilling of approximately 4 claims of which the mining rights are held by Vista. The results of the exploratory drilling were positive. The presence of gold was found in 75% of the test samples made. The results did not, however, warrant commercial production on those sites at this time. Therefore, we plan to begin Phase 2 of our exploratory drilling in the summer. It is our intention to double the amount of drilling in Phase 2 as compared to Phase 1. We will continue drilling on those claims that yielded positive results in Phase 1 of the drilling. We also plan to explore claims that weren't tested in Phase 1 of the drilling last year. We also intend to conduct substantially more test mining programs.

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

ITEM 3. CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures by Arthur de Joya, the Company's Chief Financial Officer , and Dr. Lawrence Nash, the Company's Chief Executive Officer, as of a date within 90 days of the filing date of this quarterly report, such officers have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

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

As a result of the above, the Company may be exposed to potential liabilities in connection with the Reorganization and Stock Purchase Agreement, including but not limited to a violation of Section 5 of the Securities Act of 1933. See Risk Factors disclosed in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2003, which are expressly incorporated herein by refernce.

Exchange of Nessie Dredge for Debt
----------------------------------

In December of 2003, the Company sold it's Model 8DXT Nessie Cutter Dredge and related parts and equipment to West Nevada Precious Metal Corporation for debt forgiveness in the amount of $245,380.00. The sales price for the dredge was above Vista's net book value by approximately $187,000 . Vista determined that the Dredge was unsuitable for operation in Peru. West Nevada Precious Metal Corporation is owned by the majority shareholder.

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

3.3      Certificate of Reduction of Capital, dated April 22, 1983(2)

3.4      Certificate of Renewal and Revival of Charter (3)

3.5      Amendment of Certificate of Incorporation(4)

3.6      Amendment of Certificate of Incorporation

3.7      By-Laws of the Corporation (3)

31.1     302 Certification of Dr. Lawrence Nash

31.2     302 Certification of Arthur de Joya

32.1     906 Certification of Dr. Lawrence Nash

32.2     906 Certification of Arthur de Joya
--------------------------------------------------------------------------------
(1) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992
(2) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1983
(3) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1999
(4) Incorporated by reference from the Company's Interim Report on Form 8-K filed on August 2nd, 2002
(5) Incorporated by reference from the Company's Interim Report on Form 8-K filed on June 13th, 2002


(b)  Reports on Form 8-K

     On December 19th, 2003, the Company filed a current report on Form 8-K, and an amended 8-K was filed on December 30th, 2003 disclosing the change of independent auditors, and such report is incorporated herein by reference.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     By: /s/ Dr. Lawrence Nash                        Date: February 17th, 2004
        ----------------------------
        Dr. Lawrence Nash
        President, CEO


     By: /s/ Arthur de Joya                           Date: February 17th, 2004
        ----------------------------
        Arthur de Joya
        CFO