Form 10QSB
period 2004-03-31
VISTA CONTINENTAL CORP
filed 2004-05-17
CIK 18886

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended: March 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of May 13, 2004 the Issuer had issued and outstanding 45,239,543 shares of common stock $.001.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION...........................................   2

Item 1.  Financial Statements............................................   2

Balance Sheets...........................................................   2

Statements of Expenses
   (three and nine-months ended December 31, 2003 and 2002) .............   3

Statements of Cash Flows
   (three and nine-months ended December 31, 2003 and 2002). ............   4

Notes to Financial Statements............................................   5

Item 2.  Management's Discussion And Plan Of Operations..................   7

Item 3.  Controls and Procedures ........................................  10


PART II - OTHER INFORMATION..............................................  10

Item 1.  Legal Proceedings...............................................  10

Item 2.  Changes in Securities...........................................  11

Item 3. Defaults Upon Senior Securities..................................  11

Item 4. Submission of Matters to a Vote of Security Holders..............  11

Item 5. Other Information ...............................................  11

Item 6.  Exhibits & Reports on Form 8-K..................................  13

SIGNATURES...............................................................  14

                         PART I - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

                          VISTA CONTINENTAL CORPORATION
                         (AN EXPLORATORY STAGE COMPANY)
                                  BALANCE SHEET

                                                                March 31, 2004    September 30, 2003
                                                                --------------    ------------------
                                                                      (Unaudited)
                                                ASSETS

Current assets
    Cash                                                         $     60,281        $     26,419
    Prepaid expenses                                                       --               3,785
                                                                 ------------        ------------
      Total current assets                                             60,281              30,204

Property and equipment, net                                           316,677             574,046
Rental properties, net                                                     --             307,595
Mining concessions                                                     99,275              99,275
Deposits                                                                4,575               5,738
                                                                 ------------        ------------

Total assets                                                     $    480,808        $  1,016,858
                                                                 ============        ============

                                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Accounts payable                                             $     49,423        $    201,871
    Accrued expenses and other liabilities                            182,523             181,907
    Loan from related party                                           384,849             341,355
                                                                 ------------        ------------
      Total current liabilities                                       616,795             725,133
                                                                 ------------        ------------

      Total liabilities                                               616,795             725,133

Minority interest                                                   5,556,374           5,701,077

Stockholders' deficit
    Common stock; $.001 par value; 145,000,000 shares
      authorized, 45,239,543 shares issued and outstanding             45,239              45,239
    Additional paid-in capital                                      8,349,891           8,349,891
    Accumulated deficit                                           (14,087,491)        (13,804,482)
                                                                 ------------        ------------
      Total stockholders' deficit                                  (5,692,361)         (5,409,352)
                                                                 ------------        ------------
                                                                 ------------        ------------

      Total liabilities and stockholders' deficit                $    480,808        $  1,016,858
                                                                 ============        ============

                 See Accompanying Note to Financial Statements

                          VISTA CONTINENTAL CORPORATION
                         (AN EXPLORATORY STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           For the three months  For the three months  For the six months    For the six months
                                           ended March 31, 2004  ended March 31, 2003  ended March 31, 2004  ended March 31, 2003
                                           ------------------------------------------  ------------------------------------------
Revenue                                       $         --           $         --         $         --          $         --

Operating expenses
    Mining exploration expenses                      2,739                 47,987               32,849               430,503
    Depreciation expense                            98,755                 64,874              158,590               129,818
    Loss on disposal of assets                          --                     --                   --                 3,124
    General and administrative                     206,871                636,510              248,225             1,411,500
                                              -----------------------------------         ----------------------------------

      Total operating expenses                     308,365                749,371              439,664             1,974,945
                                              -----------------------------------         ----------------------------------

      Loss from operations                        (308,365)              (749,371)            (439,664)           (1,974,945)

Other income (expenses):
    Rental property expenses, net                       --                 (7,636)             (40,007)               (9,177)
    Other expense                                   (3,785)                    --               (3,785)                   --
    Interest income                                    156                     --                   --                    --
    Interest expense                                    --                (49,876)                (163)              (92,136)
    Gain on sale of rental property                     --                     --               55,905                    --
                                              -----------------------------------         ----------------------------------
      Total other income (expenses)                 (3,629)               (57,512)              11,950              (101,313)
                                              -----------------------------------         ----------------------------------

      Loss before provision for income taxes
        and minority interest                     (311,994)              (806,883)            (427,714)           (2,076,258)
Provision for income taxes                              --                     --                   --                    --
                                              -----------------------------------         ----------------------------------

      Loss before minority interest               (311,994)              (806,883)            (427,714)           (2,076,258)
Loss applicable to minority interest                76,166                     77              144,705                    92
                                              -----------------------------------         ----------------------------------

Net loss                                      $   (235,828)          $   (806,806)        $   (283,009)         $ (2,076,166)
                                              ===================================         ==================================

Basic and diluted loss per common share       $      (0.01)          $      (0.01)        $      (0.01)         $      (0.04)
                                              ===================================         ==================================

Basic and diluted weighted average
    common shares outstanding                   45,239,543             61,947,341           45,239,543            56,368,442
                                              ===================================         ==================================

                 See Accompanying Note to Financial Statements

                          VISTA CONTINENTAL CORPORATION
                         (AN EXPLORATORY STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          For the six months   For the six months
                                                                          ended March 31, 2004 ended March 31, 2003
                                                                               ------------------------------
Cash flows from operating activities:
    Net loss                                                                   $  (283,009)       $(2,076,166)
    Adjustments to reconcile net loss to
     net cash used by operating activities:
      Stock based compensation                                                          --            954,057
      Stock issued in lawsuit settlement                                                --             42,667
      Depreciation                                                                 158,590            145,662
      Change in minority interest from operations                                       --                (92)
      Reduction of note payable to shareholder for his share of expenses                --           (200,857)
      Loss on disposal of assets                                                        --              3,124
      Imputed interest on shareholder loan                                              --             14,733
      Gain on sale of rental properties                                           (202,506)                --
    Changes in operating assets and liabilities:
      Change in prepaid expenses                                                     3,785             (5,738)
      Change in deposit                                                              1,163                500
      Change in accounts payable                                                  (152,448)           (23,768)
      Change in accrued expenses and other liabilities                                 616                 --
      Note payable accretion                                                            --             77,677
      Change in minority interest                                                 (144,702)                --
                                                                               ------------------------------
         Net cash used by operating activities                                    (618,511)        (1,068,201)

Cash flows from investing activities:
    Purchase of property and equipment                                                  --            (12,375)
    Proceeds from sale of fixed assets                                                 426
    Proceeds from sale of rental properties                                        332,000                 --
                                                                               ------------------------------
         Net cash used by investing activities                                     332,000            (11,949)

Cash flows from financing activities:
    Increase (Decrease) in loan from related party                                 320,373            630,073
    Repayment of loan from related party                                                --            (56,168)
    Proceeds from issuance of common stock                                              --            349,875
                                                                               ------------------------------
         Net cash provided by financing activities                                 320,373            923,780
                                                                               ------------------------------

Net increase in cash                                                                33,862           (156,370)

Cash, beginning of period                                                           26,419            160,348
                                                                               ------------------------------

Cash, end of period                                                            $    60,281        $     3,978
                                                                               ==============================


Supplementary cash flow information:
    Cash payments for income taxes                                             $        --        $        --
                                                                               ==============================
    Cash payments for interest                                                 $        --        $        --
                                                                               ==============================

                 See Accompanying Note to Financial Statements

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2004 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

The Company issued no stock and granted no warrants or options to employees for compensation for the three months ended March 31, 2004.

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

                          VISTA CONTINENTAL CORPORATION
                         (AN EXPLORATORY STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3. LOAN FROM RELATED PARTY

The Company's majority stockholder, Alberto Docouto, has advanced cash to the Company over time, as needed. As a result of such advances, loan from stockholder totals $195,099 at March 31, 2004, which are unsecured, due on demand and bears no interest.

The Company has been advanced $189,750 by Miranda I, LLC during the three months ended March 31, 2004, which are unsecured, due on demand and bears no interest.

4. LITIGATION

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

Due to recent events occurring in Peru, the Company decided to postpone its 2003 drilling operations. The guerilla terrorist group "Shining Path" had staged raids on certain mining camps in Peru, including an attack on July 23rd, 2003 of a Canadian mining exploration camp located approximately 110 miles from Vista's Camp. The Company hopes to begin Phase 2 of its drilling program in the late summer of 2004, barring any further turbulence in the region. There is no guarantee, however, that we will be financially able to begin Phase 2 this summer.

We have spent the last 4 years studying the property, building a base camp, importing various pieces of mining and processing equipment, conducting test drilling and mining activities, and raising money for these activities. We are currently unsure as to when or if commercial production will commence.

At this time, operations at the Peruvian mine have temporarily ceased. The costs to complete Phase 2 of the drilling will be about $700,000. At this time, the Company does not have the monies to begin the Phase 2 drilling program. The majority shareholder has told the Company that he will fund this portion of the project as necessary sometime in 2004. If this occurs, the Company will be able to begin Phase 2 of the drilling sometime in August. There is no guarantee, however, that the majority shareholder will have the financial ability to fund the program.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a)  Exhibits

Exhibit #         Document
---------         --------
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


     By: /s/ Lawrence Nash                            Date: May 17th, 2004
         ----------------------------
         Dr. Lawrence Nash
         President, CEO


     By: /s/ Arthur de Joya                           Date: May 17th, 2004
         ----------------------------
         Arthur de Joya
         CFO