Form 10QSB
period 2004-06-30
VISTA CONTINENTAL CORP
filed 2004-08-16
CIK 18886

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended:  June 30th, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of August 10, 2004, the Issuer had issued and outstanding 45,239,543 shares of common stock $.001.

                                TABLE OF CONTENTS

                                                                       Page No.
                                                                       --------

PART I - FINANCIAL INFORMATION..........................................    2

Item 1.  Financial Statements...........................................    2

         Balance Sheets.................................................    2

         Statements of Expenses
         (three and nine-months ended June 30, 2004 and 2003)...........    3

         Statements of Cash Flows
         (three and nine-months ended June 30, 2004 and 2003)...........    4

         Notes to Financial Statements..................................    5

Item 2.  Management's Discussion And
         Plan Of Operations.............................................    8

Item 3.  Controls and Procedures........................................   12


PART II - OTHER INFORMATION.............................................   12

Item 1.  Legal Proceedings..............................................   12

Item 2.  Changes in Securities..........................................   13

Item 3.  Defaults Upon Senior Securities................................   13

Item 4.  Submission of Matters to a Vote of Security Holders............   13

Item 5.  Other Information..............................................   13

Item 6.  Exhibits & Reports on Form 8-K.................................   15

SIGNATURES..............................................................   16

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                          VISTA CONTINENTAL CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                                 BALANCE SHEET

                                                                  (Unaudited)           (Audited)
                                                                 June 30, 2004      September 30, 2003
                                                                  ------------         ------------

                                    ASSETS
Current assets
    Cash                                                          $     48,336         $     26,419
    Prepaid expenses                                                     1,524                3,785
                                                                  ------------         ------------
      Total current assets                                              49,860               30,204

Property and equipment, net                                            273,505              574,046
Rental properties, net                                                      --              307,595
Mining concessions                                                      99,275               99,275
Deposits                                                                 4,575                5,738
                                                                  ------------         ------------

Total assets                                                      $    427,215         $  1,016,858
                                                                  ============         ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Accounts payable                                              $      4,669         $    201,871
    Accrued expenses and other liabilities                             179,237              181,907
    Loan from related party                                            633,797              341,355
                                                                  ------------         ------------
      Total current liabilities                                        817,703              725,133
                                                                  ------------         ------------

      Total liabilities                                                817,703              725,133

Minority interest                                                    5,493,821            5,701,077

Stockholders' deficit
    Common stock; $.001 par value; 145,000,000 shares
      authorized, 45,239,543 shares issued and outstanding              45,239               45,239
    Additional paid-in capital                                       8,349,891            8,349,891
    Accumulated deficit                                            (14,279,439)         (13,804,482)
                                                                  ------------         ------------
      Total stockholders' deficit                                   (5,884,309)          (5,409,352)
                                                                  ------------         ------------

      Total liabilities and stockholders' deficit                 $    427,215         $  1,016,858
                                                                  ============         ============

                 See Accompanying Notes to Financial Statements

                          VISTA CONTINENTAL CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                                    (Unaudited)           (Unaudited)         (Unaudited)          (Unaudited)
                                               For the three months For the three months  For the nine months  For the nine months
                                                        ended               ended                ended                ended
                                                   June 30, 2004       June 30, 2003        June 30, 2004        June 30, 2003
                                            --------------------------------------------------------------------------------------
Revenue                                            $         --         $         --         $         --         $         --

Operating expenses
   Mining exploration expenses                            2,739              423,807               35,588              854,310
   Depreciation expense                                  43,172               68,418              201,762              198,236
   Loss on disposal of assets                                --                   --                3,124
   General and administrative                           207,436              466,134              455,661            1,877,634
                                            --------------------------------------------------------------------------------------

     Total operating expenses                           253,347              958,359              693,011            2,933,304
                                            --------------------------------------------------------------------------------------

     Loss from operations                              (253,347)            (958,359)            (693,011)          (2,933,304)

Other income (expenses):
   Rental property expenses, net                         (1,250)              12,084              (41,257)               2,907
   Other expense                                             --                 (430)              (3,785)                (430)
   Interest expense                                          96              (54,471)                 (67)            (146,607)
   Gain on sale of rental property                           --               30,870               55,905               30,870
                                            --------------------------------------------------------------------------------------
     Total other income (expenses)                       (1,154)             (11,947)              10,796             (113,260)
                                            --------------------------------------------------------------------------------------

     Loss before provision for income taxes
       and minority interest                           (254,501)            (970,306)            (682,215)          (3,046,564)
Provision for income taxes                                   --                   --                   --                   --
                                            --------------------------------------------------------------------------------------

     Loss before minority interest                     (254,501)            (970,306)            (682,215)          (3,046,564)
Loss applicable to minority interest                     62,553                   --              207,260                   92
                                            --------------------------------------------------------------------------------------

Net loss                                           $   (191,948)        $   (970,306)        $   (474,955)        $ (3,046,472)
                                            ======================================================================================

Basic and diluted loss per common share            $      (0.00)        $      (0.02)        $      (0.01)        $      (0.06)
                                            ======================================================================================

Basic and diluted weighted average
   common shares outstanding                         45,239,543           49,737,621           45,239,543           49,297,057
                                            ======================================================================================

                 See Accompanying Notes to Financial Statements

                          VISTA CONTINENTAL CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                              (Unaudited)          (Unaudited)
                                                                          For the nine months  For the nine months
                                                                                 ended                ended
                                                                              June 30, 2004       June 30, 2003
                                                                          ----------------------------------------
Cash flows from operating activities:
   Net loss                                                                    $  (474,957)        $(3,046,472)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
     Stock based compensation                                                           --           1,145,843
     Stock issued in lawsuit settlement                                                 --              42,667
     Depreciation                                                                  201,762             215,996
     Reduction of note payable to shareholder for his share of expenses                 --            (200,857)
     Loss on disposal of assets                                                         --             (27,746)
     Imputed interest on shareholder loan                                               --              31,346
     Gain on sale of rental properties                                            (202,506)
   Changes in operating assets and liabilities:
     Change in prepaid expenses                                                      2,261                (738)
     Change in deposit                                                               1,163              (1,300)
     Change in accounts payable                                                   (197,202)             65,730
     Change in accrued expenses and other liabilities                               (2,670)                 --
     Note payable accretion                                                             --             115,565
     Change in minority interest                                                  (207,255)                338
                                                                          ----------------------------------------
       Net cash used by operating activities                                      (879,405)         (1,659,628)

Cash flows from investing activities:
   Purchase of property and equipment                                                   --             (52,541)
   Proceeds from sale of fixed assets                                                   --                 426
   Acquisition of mining concessions                                                    --              (9,775)
   Proceeds from sale of rental properties                                         332,000             659,588
                                                                          ----------------------------------------
       Net cash used by investing activities                                       332,000             597,698

Cash flows from financing activities:
   Increase (Decrease) in loan from related party                                  569,321           1,128,482
   Repayment of loan from related party                                                 --             (46,423)
   Repayment of notes payable                                                           --            (510,145)
   Proceeds from issuance of common stock                                               --             349,875
                                                                          ----------------------------------------
       Net cash provided by financing activities                                   569,321             921,789
                                                                          ----------------------------------------

Net increase in cash                                                                21,917            (140,141)

Cash, beginning of period                                                           26,419             160,348
                                                                          ----------------------------------------

Cash, end of period                                                            $    48,336         $    20,207
                                                                          ========================================

Supplementary cash flow information:
   Cash payments for income taxes                                              $        --         $        --
                                                                          ========================================
   Cash payments for interest                                                  $        67         $   146,607
                                                                          ========================================

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2004 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

The Company issued no stock and granted no warrants or options to employees for compensation for the three months ended June 30, 2004.

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

                          VISTA CONTINENTAL CORPORATION
                         (AN EXPLORATORY STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



3. LOAN FROM RELATED PARTY

The Company's majority stockholder, Alberto Docouto, has advanced cash to the Company over time, as needed. As a result of such advances, loan from stockholder totals $131,228 at June 30, 2004, which are unsecured, due on demand and bears no interest.

The Company has been advanced monies during the previous year, the loans from Miranda I, LLC, a Nevada LLC owned and controlled by Alberto DoCouto, total $502,569 as of June 30, 2004, which are unsecured, due on demand and bears no interest.

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

In connection with the above issues, the Company has been in contact with the Commission in an attempt to have the Commission approve the Company's corrective action plan. The commission responded by letter dated December 5, 2003, which requested additional information from the Company. The Company responded to the December letter in February of this year and is awaiting a response from the Commission.

In December 2002, Vista issued 29,630 shares of common stock to settle a lawsuit. The shares were valued at $1.44 per share or $42,667.

On or about April 1, 2003, a lawsuit was filed in the US District Court for the Southern District of New York entitled: Deborah Donoghue v. Vista Continental Corporation and Alberto DoCouto v. Lance N. Kerr Law Office, Lance N. Kerr And David Lilly, and assigned Civil Case Number: 03-CV-2281. Thecomplaint alleges that Mr. DoCouto is a ten percent (10%) shareholder of the Company and that he purchased and sold or sold and purchased securities of the Company within a six
(6) month period in violation of the "short swing trade" rules under Sections 16(b) of the Securities and Exchange Act of 1934. If the plaintiff is successful, Mr. DoCouto will have to pay to the Company any profits generated by transactions that violated Section 16(b). Mr. DoCouto has advised the Company that such allegations arise out of erroneously filed Form 4's and Schedule 13D's filed on Mr. DoCouto's behalf and that such filings have since been amended and that Mr. DoCouto intends to vigorously defend the lawsuit. This lawsuit is not anticipated to have a material effect on the assets or business of the Company.

                          VISTA CONTINENTAL CORPORATION
                         (AN EXPLORATORY STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



5. SUBSEQUENT EVENTS

On June 30, 2004, the Company entered into a purchase agreement with Miranda Mining III, Inc. On 7/1/04, the Company filed a Form 8-K report with the Securities and Exchange Commission detailing the purchase agreement between the Company and Miranda Mining III Inc., for the Company to purchase a 40% interest in Miranda I Inc. The purchase price indicated is expected to be 36,000,000 shares of the Company's common stock. On July, 30, 2004, the Company filed an amendment to this 8-K stating the asset purchase agreement was previously set to close before July 30, 2004, but this deadline has since been extended until August 20, 2004. As of August 2, 2004, the purchase agreement has not been completed. Miranda Mining III, Inc. is 100% owned by Alberto DoCouto who is the majority shareholder of Vista Continental. Furthermore, Mr. DoCouto owns and controls the remaining 60% of Miranda Mining I, Inc. not owned by Miranda Mining III, Inc. It is recommended that the users of these financial statements review the Form 8-K and 8-K/A filed with the Securities and Exchange Commission related to this transaction as it will contain more information related to this subsequent event. As of the date of this report, the transaction has not closed.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATION
--------------------------------------------------------------------------------
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. With the exception of historical matters, the matters discussed herein are forward looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements.
--------------------------------------------------------------------------------


     The following plan of operations provides information which management of Vista Continental Corporation (the "Company" or "Vista") believes to be relevant to the Company's plan of operations and an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report as well as the Company's Annual Report on Form 10-KSB for the year ended September 30, 2003, which is incorporated herein by reference.


THE COMPANY

The Company through its 75% owned subsidiary, Vista Continental Corporation, a Nevada corporation ("VCC Nevada"), is a U.S.-based gold exploration and development company with our principal asset being our ownership of three mining concessions comprising 1326 hectares in Peru through our 99% owned subsidiary Quillabamba Mining, S.A.C. These rights were obtained in exchange for a 10% of consolidated net profit royalty and the assumption of Minera Rio Grande's 10% net profit royalty payable to Sterling 8, LLC, a Company owned and controlled by Dr. Lawrence Nash, the Vista's President. See Part II, Item 5. Other Information, below, for discussion of certain issues and risks associated with the Company's ownership of VCC Nevada.

The Company maintains its principal offices at 6600 W. Charleston Blvd. #118, Las Vegas, Nevada 89146. As of June 30, 2004 the Company had 4 full time employees and 2 part time employees.


PLAN OF OPERATIONS

VISTA'S MINING CLAIMS IN PERU
-----------------------------

We completed the Phase 1 drilling program in November of 2002. The Phase 1 mining operations consisted of test drilling of approximately four claims of which the mining rights are held by Vista. The results of the exploratory drilling were positive. The presence of gold was found in 75% of the test samples made. The results did not, however, warrant commercial production at this time. We also intend at this time to conduct substantially more test mining programs.

Due to financial constraints, and safety concerns due to recent "Shining Path" terrorist activities, the Company has postponed its Phase 2 drilling program for 2004. We hope that we will be able to resume our drilling program in 2005 upon completion of adequate funding activities, though we are unsure whether the funding will occur.


We have spent four years studying the property, building a base camp, importing various pieces of mining and processing equipment, conducting test drilling and mining activities, and raising money for these activities. We are currently unsure as to when or if commercial production will commence.

At this time, operations at the Peruvian mine have temporarily ceased. The costs to complete Phase 2 of the drilling will be about $700,000. At this time, the Company does not have the monies to begin the Phase 2 drilling program. There is no guarantee, however, that the majority shareholder will have the financial ability to fund the program.

At the completion of our drilling and test mining programs, we may be in a position to undertake a first-stage feasibility study to determine the commercial viability of the property. The drilling program will provide us with a good indication of our potential reserves, while the test mining program will enable us to obtain mining and processing cost estimates as well as the estimates for the recoverability of the gold, zirconium and rare earths that we believe exist within the gravels located on our claims. The cost to begin commercial production would range from 12 to 20 million dollars. At this time, we are not in a position to fund such an operation.

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

Based on Vista's limited resources, and the results of the Phase 1 drilling program, Vista has elected to focus its operations on those three Peruvian claims which have been test drilled and whose gold intercepts exhibit practical recovery. In the last year of activity, the extremist group, Shining Path, has re emerged within 110 KM of the main Vista camp. Security over the breadth of Vista claims is difficult and costly.
Vista has elected, as of June 30th 2004, to retain only those 3 concessions within the drilling program as described above.


Phase 2 of the drilling program over those three claims is expected to cost approximately $700,000. Further, operational costs are expected to be in the range of $1,200,000. At this time, we do not have the financial ability to fund these programs. There can be no assurances that Vista will be able to raise the funds necessary to cover the costs of the Phase 2 drilling program

Should the claims turn out to be commercially viable, the total costs to bring the property up to commercial production will range between $20-$40 million. The Company does not have the funds to start commercial production at this time and is unsure if it will be able to raise such funds. We are currently seeking additional sources of funding from private investors and possibly from a secondary public offering in the future. No definitive plans have been made. Should the Company ever begin commercial production, there is no assurance that such operations will be successful.



AGREEMENT TO ACQUIRE INTEREST IN GUYANA CLAIMS
----------------------------------------------

On June 30, 2004, Vista Continental Corporation ("Vista") entered into an asset purchase agreement (the "Agreement") with Miranda Mining III (Guyana) Inc., a corporation incorporated under the Companies Act of Guyana ("Miranda III") whereby Vista agreed to purchase from Miranda III 4,000 shares of the issued and outstanding capital stock of Miranda Mining I (Guyana) Inc., a corporation incorporated under the Companies Act of Guyana (Miranda I"). The 4,000 shares of capital stock of Miranda I owned by Miranda III represent a 40% ownership interest in Miranda I (the "Purchased Assets"). The purchase price for the Purchased Assets is 36,000,000 restricted shares of Vista's common stock, $.001 par value. Vista disclosed the Agreement in a current report on

Form 8K filed on July 1, 2004, which is incorporated hereto by reference. A copy of the Agreement is attached to the July 1, 2004 Form 8K as Exhibit 10.1 and is hereby incorporated by reference.

The closing of the transaction contemplated by the Agreement is subject to the satisfactory completion of a due diligence review of the assets and liabilities of Miranda III and Miranda I and was scheduled to close on or before July 30, 2004. Both parties have agreed to extend the Agreement to on or before August 20, 2004 in order to facilitate the completion of the due diligence review which is currently ongoing. A copy of the Amendment to the Asset Purchase Agreement is attached to the Form 8K/A as Exhibit 10.2 to and is hereby incorporated by reference. As of the Date of this 10QSB, the transaction has not closed

Through the acquisition of the Purchased Assets, Vista shall become the owner of a 40% equity interest in Miranda I. Miranda I is the owner, through two deeds of assignment, of the exclusive rights to mine 31 river claims located along the Mazaruni River in the interior of the Republic of Guyana (the "River Claims"). Miranda I is also the owner, in addition to other assets, of two 10-inch Hydraulic Cutterhead Dredges, which are located in the Republic of Guyana. Currently, Miranda I is using the dredges to mine gold and diamonds out of certain of the River Claims. There can be no assurances that Miranda I will be able to profitably mine the River Claims.

Upon completion of the transaction contemplated by the Agreement, Vista will be subject to numerous risks associated with its ownership interest in Miranda I, including but not limited to: mining laws and regulations of the Republic of Guyana and importation and exportation laws and regulations of the Republic of Guyana that could materially impact Vista's ability to derive revenues from its ownership interest in Miranda

The 36,000,000 shares of Vista common stock to be issued to Miranda III in exchange for the Purchased Assets, will be issued pursuant to an exemption from registration under the Securities Act of 1933, as amended. The purchase price for the Miranda III shares was determined through negotiations by and between Vista and Miranda III.

Miranda III is 100% owned by Alberto DoCouto, who is the majority shareholder of Vista. Furthermore, Mr. DoCouto owns and controls the remaining 60% of Miranda I.

Assuming the closing of the transaction, Vista believes that the operation will generate enough revenues so that it will be self-sufficient and will not require further monies to continue the Guyana operations in its current state. Should the operations be unprofitable, or require more capital, Vista will attempt to raise such funds. If they are unsuccessful, Miranda I may seek additional capital from outside sources, which may cause dilution of Vista's interests.

LIQUIDITY AND CAPITAL RESOURCES

During the three month period ended June 30, 2004, the Company satisfied its working capital needs from cash on hand at the beginning of the period and from loans from Alberto DoCouto, the Company's majority shareholder. As of June 30, 2004, the Company had cash on hand in the amount of $48,000.

The Company estimates that the costs to maintain the corporate office in Las Vegas, Nevada will be approximately $600,000 to $800,000, including salaries, over the next 12 months. The Company believes that the majority shareholder will continue to loan the Company monies to continue, however there is no guarantee that he will continue to do so. The Company will need additional funds in order to effectuate its business strategy. There is no assurance that the Company will be able to obtain such additional funds, when needed. Even if the Company is able to obtain additional funds there is no assurance that the Company will be able to effectuate its plan of operations.


ITEM 3. CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures by Arthur de Joya, the Company's Chief Financial Officer, and Dr. Lawrence Nash, the Company's Chief Executive Officer, as of a date within 90 days of the filing date of this quarterly report, such officers have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

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

                           ITEM II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Deborah Donoghue v. Vista Continental Corporation and Alberto DoCouto
---------------------------------------------------------------------

On April 1, 2003, a lawsuit was filed in the United States District Court for the Southern District of New York entited: Deborah Donoghue v. Vista Continental Corporation and Alberto Docouto v. Lance N. Kerr Law Office, Lance N. Kerr And David Lilly, and assigned Civil Case Number: 03-CV-2281. Mr. DoCouto is the owner of Tamer's Management Ltd. and thus is beneficially the majority shareholder of VCC Nevada. The complaint alleges that Mr. DoCouto violated the "short-swing trade" rules under Sections 16(b) of the Exchange Act. Specifically, the complaint alleges that Mr. DoCouto sold and purchased or purchased and sold shares of the Company within a six (6) month period in violation of 16(b). In the event that the court finds that Mr. DoCouto's transactions violated Section 16(b), then Mr. DoCouto will have to pay to the Company any profits Mr. DoCouto generated as a result of such transactions. Mr. DoCouto has denied such allegations and has asserted that such allegations arise out of erroneously filed Form 4's and Schedule 13D's filed on Mr. DoCouto's behalf and that such filings have since been amended. Mr. DoCouto intends to vigorously defend the lawsuit to the fullest. The Company does not believe that this litigation shall have a material effect on the assets or business of the Company.


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

On June 6, 2002, the Nevada Stock was owned by approximately 400 shareholders. Due to the large number of VCC Nevada shareholders, the Company believes that the exemption from registration provided by Section 4(2) of the Securities Act, relied upon by the Company in entering the Agreement, was not available for the issuance of the Shares in exchange for the Nevada Stock. Accordingly, the Company believes that the Company cannot legally complete the transaction contemplated by the Agreement without first registering the shares of the Company to be issued to the shareholders of VCC Nevada in exchange for the remaining shares of VCC Nevada. In this regard we note that no offer or solicitation was made to any shareholders of VCC Nevada to exchange their shares for the Company Shares.

It is the Company's position that since Tamer's Management Ltd. signed the Agreement, Tamer's Management Ltd. was bound by the Agreement and effectively exchanged its shares of VCC Nevada for shares of the Company. Accordingly, the Company believes that as of June 6, 2002, the Company did acquire approximately 75% of VCC Nevada from Tamer's Management Ltd. in exchange for 30,000,000 shares of the Company. The remaining 25% of VCC Nevada is currently owned by the other 400 shareholders of VCC Nevada. In order to comply with applicable securities regulations and to complete the acquisition of VCC Nevada, the Company plans to file a registration statement with the Securities and Exchange Commission (the "Commission") to register the Shares to be issued to the remaining shareholders of VCC Nevada in exchange for the remaining issued and outstanding shares of VCC Nevada.

In connection with the above issues, the Company has been in contact with the Commission in an attempt to have the Commission approve the Company's proposed plan of corrective action. To date the Commission has not accepted the Company's position nor advised the Company whether or not the Company's plan of corrective action will or will not be approved by the Commission.

As a result of the above, the Company may be exposed to potential liabilities in connection with the Reorganization and Stock Purchase Agreement, including but not limited to a violation of Section 5 of the Securities Act of 1933. Additionally, certain issues exist with respect to the status of the Company's ownership of VCC Nevada. See Risk Factors disclosed in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2003, which are expressly incorporated herein by reference.

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

3.3            Certificate of Reduction of Capital, dated April 22, 1983(2)

3.4            Certificate of Renewal and Revival of Charter (3)

3.5            Amendment of Certificate of Incorporation(4)

3.6            Amendment of Certificate of Incorporation

3.7            By-Laws of the Corporation (3)

10.1           Asset Purchase Agreement Dated June 30th, 2004 (6)

10.2           Amendment to Asset Purchase Agreement Dated June 30, 2004(7)

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

(2) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1983

(3) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1999

(4) Incorporated by reference from the Company's Interim Report on Form 8-K filed on August 2nd, 2002

(5) Incorporated by reference from the Company's Interim Report on Form 8-K filed on June 13th, 2002

(6) Incorporated by reference from the Company's Interim Report on Form 8-K filed on July 1, 2004

(7) Incorporated by reference from the Company's Interim Report on Form 8-K filed on July 30, 2004


(b)  Reports on Form 8-K


     On July 1, 2004, the Company filed a current report on Form 8-K disclosing the asset purchase agreement between Vista and Miranda Mining III (Guyana) Inc.

     On July 30, 2004, the Company filed a current report on Form 8-K/A disclosing an amendment to the asset purchase agreement between Vista and Miranda Mining III (Guyana) Inc.




                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


By:  /s/ Lawrence Nash                                 Date: August 13th, 2004
     -------------------------------
     Dr. Lawrence Nash
     President and Chief Executive Officer

By:  /s/ Arthur de Joya                                Date: August 13th, 2004
     ------------------------------
     Arthur de Joya
     Chief Financial Officer