Form 10KSB
period 2004-09-30
VISTA CONTINENTAL CORP
filed 2005-01-24
CIK 18886

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10KSB


[X]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

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

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, a specified date within the past 60 days: As of January 7, 2005, the aggregate market value of shares held by non-affiliates (based on the close price on that date of $0.11 was $9,030,949.70.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 82,069,543 shares as of January 7, 2005.

--------------------------------------------------------------------------------
                                TABLE OF CONTENTS


Item                                                                       Page
----                                                                       ----


1.  Description of Business...............................................
2.  Description of Property...............................................
3.  Legal Proceedings.....................................................
4.  Submission of Matters to a Vote of Security Holders...................
5.  Market for Common Equity and Related Stockholder Matters..............
6.  Management's Discussion and Analysis or Plan of Operation.............
7.  Financial Statements..................................................
8.  Changes in and Disagreements With Accountants
     on Accounting and Financial Disclosure...............................
8A. Controls and Procedures...............................................
8B. Other Information.....................................................
9.  Directors, Executive Officers, Promoters and Control Persons;
     Compliance with Section 16(a) of the Exchange Act....................
10. Executive Compensation................................................
11. Security Ownership of Certain Beneficial Owners and Management........
12. Certain Relationships and Related Transactions........................
13.  Exhibits and Reports on Form 8-K.....................................
14.  Principal Accountant Fees and Services...............................

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
This form 10KSB contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in " Risks Factors" under
Item 1 and set forth in the "Management's Discussion and Analysis" under Item 6.
--------------------------------------------------------------------------------

ITEM 1.  DESCRIPTION OF BUSINESS

Our Contact Information
-----------------------

Vista Continental Corporation (the "Company" or "Vista") maintains its principal executive offices at 6600 West Charleston Boulevard, Suite 118, Las Vegas, Nevada 89146. Our telephone number is (702) 228-2077 and our facsimile number is
(702) 228-1837. We maintain a web site at www.vistacontinental.com. Any information displayed on our website is not part of this annual report.

Organization
------------

The Company was originally formed as a Delaware corporation in 1958 under the name Carrtone Laboratories, Inc. The Company pursued various business operations that ultimately proved unsuccessful. Since 1958, the Company has undergone a number of name changes and reorganizations. Prior to June 2002, the Company had no operations and was a shell corporation named Century Laboratories, Inc. with its securities traded on the Over-the-Counter Bulletin Board ("OTCBB"). On April 9, 2002, the Company, then known as Century Laboratories, Inc., entered into a Reorganization and Stock Purchase Agreement with Vista Continental Corporation, a privately owned Nevada corporation ("VCC Nevada"), for the purpose of acquiring 100% of the issued and outstanding shares of VCC Nevada. At that time, VCC Nevada was engaged in exploring and developing certain mining claims. In a current report on Form 8-K, dated June 12, 2002, the Company disclosed that the transaction contemplated by the Reorganization and Stock Purchase Agreement, dated April 9, 2002, closed. In furtherance of the Agreement, Robert Bryan, the sole officer and director of the Company resigned effective June 6, 2002, and the officers and directors designated by VCC Nevada assumed the positions as officers and directors of the Company. The Company's current report on Form 8-K, dated June 12, 2002, is incorporated herein by reference.

Since June 6, 2002, the Company has been filing its quarterly and annual reports required by the Securities Exchange Act of 1934, as amended (the "Exchange Act") under the presumption that the transaction contemplated by the Agreement had closed. However, during the third quarter of 2003 the Company learned that only one shareholder of VCC Nevada committed to exchange its shares of VCC Nevada common stock for shares of the Company's stock, by signed Agreement. The shareholder of VCC Nevada, who executed the Agreement, owned approximately 75% of VCC Nevada. Accordingly, VCC Nevada is not a wholly owned subsidiary of the Company. The Company owns approximately 75% of VCC Nevada. See section entitled "The Reorganization and Stock Purchase Agreement," below.

The Reorganization and Stock Purchase Agreement
-----------------------------------------------

On April 9, 2002, the Company entered into a Reorganization and Stock Purchase Agreement with VCC Nevada, for the purpose of acquiring 100% of the issued and outstanding shares of VCC Nevada (the "Agreement"). The Agreement designates the parties to the Agreement as follows: the Company, then known as Century Laboratories, Inc. ("Century"), the Shareholders of Century who are or will be the owners of or otherwise represent at least Fifty-One Percent (51%) of all the issued and outstanding shares of common stock (the "Century Stockholders") and VCC Nevada. Pursuant to the Agreement, the Company was to exchange an aggregate number of 39,837,355 newly issued shares of the Company's $.001 par value common stock (the "Company Shares") on a one-for-one basis to the shareholders of VCC Nevada for 100% of the issued and outstanding shares of VCC Nevada or an aggregate 39,837,355 shares of common stock, $.001 par value per share of VCC Nevada (the "Nevada Stock"). The Agreement was signed by Robert Bryan, the president of Century at that time, Bryan Design, the majority shareholder of Century at that time, and Lawrence Nash, the president of VCC Nevada. The Agreement was also signed by Tamer's Management Ltd., the 75% shareholder of VCC Nevada. A copy of the Agreement is hereby incorporated by reference as Exhibit 2.1

As set forth above, the Company previously reported that on June 6, 2002, the Company Shares were issued to the shareholders of VCC Nevada in exchange for the Nevada Stock, in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and that VCC Nevada became a wholly owned subsidiary of the Company. During the third quarter of 2003, the Company discovered that the shares of the Company were never issued to the shareholders of VCC Nevada in exchange for the Nevada Stock, and that VCC Nevada never became a wholly owned subsidiary of the Company.

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

Background of VCC Nevada Within the Last Five Years
---------------------------------------------------

Alberto DoCouto, through Tamer's Management Ltd., was the founder and 99% shareholder of Quillabamba Mining, S.A.C., a Peruvian corporation on July 1, 1998. Quillabamba Mining, S.A.C. owns the rights to certain mining claims and equipment located in Peru. Thereafter, Tamer's Management Ltd. contributed its 99% interest in Quillabamba Mining, S.A.C. to Vista Continental Development Corporation, a Nevada corporation, in exchange for 23,500,000 shares of Vista Continental Development Corporation. Vista Continental Development Corporation changed its name to Vista Continental Corporation ("VCC Nevada") on December 16, 1999. On April 9, 2002, VCC Nevada entered into the Reorganization and Stock Purchase Agreement with the Company as described above.

Description of Business
-----------------------

This section entitled Description of Business describes the business of the Company's partially owned subsidiary VCC Nevada and constitutes the only business operations of the Company at this time.

We are a U.S.-based gold and other metals exploration and development company. Our principal assets are located in the Republic of Peru and the Republic of Guyana. Through our 99% owned subsidiary, Quillabamba Mining, S.A.C, we own three mining concessions located in central Peru located along the Urubamba River. Furthermore, we have a 40% ownership of Miranda Mining I (Guyana), Inc., which is the owner of certain mining rights in 31 river claims located along the Mazaruni River in Guyana.

PERUVIAN OPERATIONS

Past Activities
---------------

On August 15, 2002, we announced signing a contract with Ruen Drilling Int., Inc. Sucursal Del Peru, an international drilling contractor, to begin the comprehensive first-stage drilling program. This program was started and completed in November 2002. This program was designed to test both types of gravel deposits on our concessions. During this program, we drilled 28 holes in total at varying depths, depending on when the drill rig encountered bedrock. Samples were obtained from the drill every 1.5 meters. These samples were prepared by our employees for assay at our on site sample preparation facility and a portion of the sample was then sent to independent assay laboratories for analysis. The two laboratories we used were CIMM Peru S.A. and ALS Chemex in Vancouver. Gold values were determined via amalgamation methods. A summary of the program and its results in our currently held claims are as follows.

Palma Real West
---------------

Eight holes were drilled in this area, an active floodplain located five kilometers west of the village of Palma Real. Bedrock was encountered at very deep levels, over 50 meters, indicating the potential for much larger volumes of gravel than originally assumed. Hole 5 encountered a significant gold intercept at a depth of 25 meters. This intercept assayed at 12,000 mg/m3 (milligrams per cubic meter) substantially higher than the breakeven gold grade calculated by Acres International in their report. Further intercepts were encountered in this hole near the surface that assayed at 650 mg/m3. This hole was at the western edge of the planned drill pattern and a large area to the west is still unevaluated at this point in time. There is no assurance that similar test results will be encountered further to the west in this area. Despite the test results, there can be no assurance that the Company will be able to develop and mine this area or that the Company will generate any revenues from this area.

Palma Real East
---------------

Seven holes were drilled in this area, an active floodplain located approximately three kilometers east of the village of Palma Real, and approximately 15 kilometers downstream from the camp and processing facility. Bedrock was encountered at a depth of approximately 52 meters indicating the potential for larger volumes of gravels than originally assumed. Near surface gold intercepts were encountered in five of the seven holes. Hole 3 returned a gold intercept of 1,260 mg/m3 at a depth of approximately ten meters and Hole 4 returned a gold intercept 2,033 mg/M3 at a depth of approximately 4 meters. Despite the test results, there can be no assurance that the Company will be able to develop and mine this area or that the Company will generate any revenues from this area.

Test Mine Area
--------------

Nine holes were drilled in this area located immediately adjacent to the camp and processing plant facility. Bedrock was encountered at a depth of 30 meters indicating the potential for greater volumes or gravel than originally assumed. 180 samples, representing seven of the nine holes were assayed. Of these, 144 were found to contain gold, although significantly below the cut off grade of 300 mg/m3 established by Acres International. Due to these low gold values and in an effort to manage costs the remaining samples were not sent out for assay. Despite the test results, there can be no assurance that the Company will be able to develop and mine this area or that the Company will generate any revenues from this area.

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

Proposed Peruvian Activities
----------------------------

We hope to institute Phase 2 in 2005. The program should last approximately 60 days. We anticipate the cost of the program to be approximately $700,000. At this time, however, we lack the funding to proceed and do not have any future prospects to obtain such funding.

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

Palma Real East
---------------

We plan to drill approximately ten holes at a maximum average depth of 25 meters based upon results we obtained from last years drilling program. Abundant additional drilling (a minimum of 25 holes) is required to test the entire Palma Real East target area. Only a small portion was drill tested in 2002. Access needs to be negotiated with locals that would allow Quillabamba the right to explore and potentially develop this huge area.

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

GUYANA OPERATIONS THROUGH MIRANDA I OWNERSHIP

Miranda I is the owner, through two deeds of assignment, of the exclusive rights to mine 31 river claims located along the Mazaruni River in the interior of the Republic of Guyana (the "River Claims"). Miranda I is also the owner, in addition to other assets, of two 10-inch hydraulic cutterhead dredges, which are located in the Republic of Guyana.

The Republic of Guyana is a former British colony located on the northeastern coast of South America. Guyana covers an area of approximately 214,970 square kilometers and hosts a population of approximately 750,000 people. Guyana is the only English speaking country in South America

Miranda I's claims are located on the Mazaruni River approximately 200 kilometers south of the city of Georgetown, the capital of Guyana. The claims are accessible by river with an airstrip located approximately 50 kilometers from Red Hill at the village of Kurapong. From Kurapong, easy river access is available to most of the claims. Commercial river taxi and freight services are numerous along the Mazaruni River.

Mining Claims of Miranda I
--------------------------

Miranda I's claims are split into two groups of river concessions. The first group, designated as the "Fish Pan" claims, consists of 15 river claims. The second group, designated as the "Red Hill" claims consists of 16 river claims. The two sets of claims are approximately 50 kilometers apart. One of the river claims consists of one mile of navigable river. The total area of the Fish Pan claims is approximately 2,300 hectares. The Fish Pan claim assignment is for 12 years and requires a 10% tribute to be paid on the gross monetary proceeds from all gold, diamonds, and other precious metals recovered and sold. The total area of the Red Hill claims is approximately 3,000 hectares. The term of the assignment is indefinite and does not contain a royalty or tribute clause. All gold produced from these claims is required to be sold to the Guyana Gold Board, which pays a price based on the published London Daily Price.

Miranda I Business Strategy
---------------------------

Miranda I plans to mine these claims by dredging the rivers with two to three cutterhead dredges. Currently, Miranda I is the owner of two fully functioning dredges and a third dredge that needs to be completed, as well as ground penetrating radar surveys (GPR) of the areas of interest to Miranda I. The dredges allow mining at a depth of approximately 20 meters. The processing plant on each dredge has a production capacity of approximately 300 tons for every 24 hours running time.

At the present time, all operations have temporarily ceased in regards to the mining of the claims. Miranda I is currently in the process of reevaluating the mining locations and the dredge recovery system to improve recovery. Miranda I plans to spend approximately $350,000 to upgrade and refurbish the two existing dredges. Furthermore, another $150,000 will be needed to complete construction of the third dredge. At this time, Miranda I does not have the funding to begin mining operations. Furthermore, Vista does not have the funds to advance to Miranda I for the aforementioned mining operations.

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

Employees
---------

We have two full time employees, who currently work at our office in Las Vegas, Nevada. The number of employees in Peru varies, depending on the extent of the exploratory operations being conducted. At this time, Vista has one employee in Peru. The Company's President is retained through a consulting agreement rather than as an employee.


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

Current projects in which we have an interest are located in Peru and Guyana. Mineral exploration and mining activities in both countries may be affected in varying degrees by political instability and government regulations relating to the mining industry. Any changes in regulations or shifts in political conditions are beyond our control and may adversely affect our business. Future operations may be affected in varying degrees by government regulations with respect to restrictions on production, price controls, export controls, income taxes, expropriations of property, environmental legislation and mine safety.

Our lack of diversified operations and investments increases our exposure to adverse events that may occur in the mining industry.

A majority of our investments have and will be made in, and a majority of our income will be derived from, mining operations. This lack of diversity in our operations increases our exposure to the risks of the mining industry. In addition, our mining operations are concentrated in the geographical locations of Peru and Guyana. As we raise more capital, we will attempt to diversify our operations. However, if we are unable to raise sufficient funds to increase our investments, we may be unable to achieve an acceptable diversification of our operation. Because of our lack of diversification in operations and assets we are increasingly dependent upon the performance of one operational asset. This increases the risk that inadequate performance by this one asset will materially affect our profitability.

Our mineral rights in Guyana could be challenged.

The rights to mine the properties in Guyana are done so through assignment agreements. Through assignment agreements, we have the rights to mine certain claims as a leaseholder, subject to Guyana mining rules and regulations. We cannot guarantee that these assignments will not be challenged. Our ability to ensure that we have obtained secure claims to individual mineral properties or mining concessions could be severely constrained. We might not have conducted surveys of all of the properties in which we hold direct or indirect interests and, therefore, their precise area and location could be in doubt. Accordingly, our mineral properties could be subject to prior unregistered agreements, transfers or claims, and title could be affected by, among other things, undetected defects. In addition, we might be unable to operate our properties as permitted or to enforce our rights with respect to our properties.

We own a minority interest in Miranda I, which will impact our ability to control operations.

Our ability to impact and control the direction of operations in Miranda I is limited due to the fact that we own a minority interest. Although we do, and will continue to have, input on how operations will be conducted, we lack the ability to make any final decisions.

We may be subject to dilution of our interest in Miranda I.

We may be subject to dilution of our interest in Miranda I should additional funding become necessary to continue the mining operations. Should additional funds become necessary to supplement, increase, or improve the mining operations, Vista may not be in the position to invest additional capital. Should that occur, Miranda I may seek additional funds for outside sources, which would result in a dilution of Vista's interest.

There is no assurance that Miranda I will obtain proper financing to continue operations.

At present, we own a minority interest in Miranda Mining I (Guyana), Inc. At the present time, we do not have the ability to fund the project. Furthermore, there is no assurance that the majority holder in Miranda I will be able to fund the project either. The inability to fund Miranda I may have a great impact on our ability to continue as a going concern.

If Miranda I's properties are not funded properly and are not worked, we may lose our rights in those properties.

The dredges are being upgraded, however, there is no guarantee that they will be brought into production in a timely manner.

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

Alberto DoCouto has effective control of the Company's affairs

As of January 13, 2005, Alberto DoCouto beneficially owned 76,998,344 shares of the Company's common stock. Mr. DoCouto's beneficial ownership represents approximately 94% of the issued and outstanding shares of common stock of the Company. Accordingly, Mr. DoCouto has effective control of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, Mr. DoCouto may be able to elect all of the Company's directors and otherwise direct the affairs of the Company.

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

There exists risks to stockholders relating to dilution.

The Company's Certificate of Incorporation authorizes the issuance of 145,000,000 shares of common stock. As of January 7, 2005, the Company had 81,239,543 shares of common stock issued and outstanding and 63,760,457 authorized but unissued shares of common stock available for issuance. Additionally, the Company has authorized for issuance 5,000,000 shares of preferred stock none of which are issued and outstanding. Although the Company has no commitments as of this date to issue its securities, the Company will, in all likelihood, issue a substantial number of additional shares in connection with the Reorganization and Stock Purchase Agreement. Additionally, the Company may issue additional securities to raise capital or to acquire assets. To the extent that additional shares of common stock are issued, the Company's stockholders would experience dilution of their ownership interests in the Company.

Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair the Company's ability to raise additional capital through the sale of its equity securities. The Company may use consultants and other third parties providing goods and services. These consultants or third parties may be paid in cash, stock, options or other securities of the Company. The Company may in the future need to raise additional funds by selling securities of the Company, which may involve substantial additional dilution to the investors.

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

The market price of our common stock has been and is expected to continue to be highly volatile. Factors, including regulatory matters, and concerns about our financial condition, operating results, litigation, government regulation, developments or disputes relating to agreements, and title to our claims may have a significant impact on the market price of our stock. In addition, there are potential dilutive effects of future sales of shares of common stock by shareholders and by the Company.

Risk Factors Related to Reorganization and Stock Purchase Agreement
-------------------------------------------------------------------

The Company may have committed a Section 5 violation in regards to the Reorganization and Stock Purchase Agreement.

The Company may have potentially committed a violation of Section 5 of the Securities Act in connection with the Reorganization and Stock Purchase Agreement. Section 5 makes it unlawful to make an offer to sell or offer securities without an appropriate registration statement. As disclosed above, since VCC Nevada has approximately 400 shareholders on June 6, 2002, the Company most likely had to register any offer or sale of its securities to the shareholders of VCC Nevada. The Company's disclosure of the Reorganization and Stock Purchase Agreement in the Company's periodic reports following June 6, 2002, may be deemed an offering of such securities, and thus, potentially a violation of Section 5. Additionally, the issuance of 30,000,000 shares of the Company's common stock to Tamer's Management, Ltd. under the Reorganization and Stock Purchase Agreement may also constitute a violation of Section 5. Such a determination may make the Company susceptible to potential lawsuits and/or regulatory actions. The potential risks and liabilities associated with such potential lawsuits and/or regulatory actions cannot be accurately assessed at this time, but in the event such lawsuits and/or regulatory actions are instituted such actions will have a negative effect on the Company.

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

Risk Factors Related to Corporate Actions Taken Without Appropriate Proxy Statements.
-------------------------------------------------------------------------

The Company may have committed potential violations of the Securities Exchange Act of 1934 in connection with certain corporate actions taken without proper notice to shareholders. Namely, the two Corporate actions were the filing an amendment to its Certificate of Incorporation to change the name of the Company from Century Laboratories, Inc. to Vista Continental Corporation, and secondly, the filing of an amendment to its Certificate of Incorporation to increase the number of authorized shares of common stock from 65 million shares to 145 million shares. The Company did disclose in its periodic reports filed with the Commission that such corporate actions were taken by the Company. However, the Company may be required to file the appropriate information notices or proxy statements in order to properly ratify the situation. Further, such actions may make the Company susceptible to potential lawsuits and/or regulatory actions. The potential risks and liabilities associated with such potential lawsuits and/or regulatory actions cannot be accurately assessed at this time, but in the event such lawsuits and/or regulatory actions are instituted such actions will have a negative effect on the Company.

ITEM 2.  DESCRIPTION OF PROPERTY

Our principal mining assets are located in the Republic of Peru and the Republic of Guyana. Through our 99% owned subsidiary, Quillabamba Mining, S.A.C, we own three mining concessions located in central Peru located along the Urubamba River. Furthermore, we have a 40% ownership of Miranda Mining I (Guyana) Inc, which is the owner of certain mining rights in 31 river claims located along the Mazaruni River in Guyana.

The Company currently leases our office at 6600 West Charleston Blvd. The office size is 6,100 square feet. The lease is for three years and commenced on February 1, 2003. The monthly fee is $9,150. The company shares a portion of the space with West Nevada Precious Metals Corporation. Mr. Alberto DoCouto is the beneficial owner of West Nevada Precious Metals and Tamer's Management, the majority shareholder of the Company. At this time, the Company is in negotiations to solidify a definitive Occupancy and Use Agreement retroactive to February 1, 2003. Currently, the Company is paying the entire monthly fee under the lease.

ITEM 3.   LEGAL PROCEEDINGS

Deborah Donoghue v. Vista Continental Corporation and Alberto DoCouto
---------------------------------------------------------------------

On April 1, 2003, a lawsuit was filed in the United States District Court for the Southern District of New York entitled: Deborah Donoghue v. Vista Continental Corporation and Alberto DoCouto v. Lance N. Kerr Law Office, Lance
N. Kerr And David Lilly, and assigned Civil Case Number: 03-CV-2281. Mr. DoCouto is the owner of Tamer's Management, Ltd., and thus, is beneficially the majority shareholder of VCC Nevada. The complaint alleges that Mr. DoCouto violated the "short-swing trade" rules under Sections 16(b) of the Exchange Act. Specifically, the complaint alleges that Mr. DoCouto sold and purchased or purchased and sold shares of the Company within a six (6) month period in violation of 16(b). In the event that the court finds that Mr. DoCouto's transactions violated Section 16(b), then Mr. DoCouto will have to pay to the Company any profits Mr. DoCouto generated as a result of such transactions. Mr. DoCouto has denied such allegations and has asserted that such allegations arise out of erroneously filed Form 4's and Schedule 13D's filed on Mr. DoCouto's behalf and that such filings have since been amended. Mr. DoCouto intends to vigorously defend the lawsuit to the fullest. The Company does not believe that this litigation shall have a material effect on the assets or business of the Company.

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

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

Our Common Stock is currently quoted on the Over the Counter Bulletin Board ("OTCBB") under the symbol VICC. The following table sets forth the quarterly high and low bid and ask prices for our Common Stock as reported by the OTCBB Service for the fiscal year ended 2004 and the fiscal year ended 2003. The quotations reflect inter-dealer prices, as reported by the OTCBB service, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

                       Closing Ask                    Closing Bid
Date              High              Low           High            Low
-----------------------------------------------------------------------

Oct. 1, 2002-
Dec. 31, 2002:    $1.87            $.70           $1.80           $.57

Jan. 1, 2003-
March 31, 2003:   $1.01            $.27           $.82            $.24

April 1, 2003-
June 30, 2003:    $.57             $.27           $.53            $.24

July 1, 2003-
Sept. 30, 2003:   $.45             $.29           $.38            $.21

Oct. 1, 2003-
Dec. 31, 2003:    $.45             $.18           $.35            $.11

Jan. 1, 2004-
March 31, 2004:   $.35             $.18           $.30            $.15

April 1, 2004-
June 30, 2004:    $.45             $.17           $.25            $.12

July 1, 2004-
Sept. 30, 2004:   $1.40            $.20           $1.27           $.12

As of September 30, 2004, the Company had approximately 400 shareholders of record (not including shares held by brokers or in street name) of the 81,239,543 shares outstanding. VCC Nevada had approximately 502 shareholders of record and 40,338,355. The Company has never declared or paid dividends on its Common Stock.

Recent Sales of Unregistered Securities and Use of Proceeds
-----------------------------------------------------------

On August 19, 2004, Vista Continental Corporation ("Vista") acquired 4,000 shares of Miranda Mining I (Guyana), Inc., a corporation incorporated under the Companies Act of Guyana ("Miranda I") from Miranda III Mining (Guyana), Inc., a corporation incorporated under the Companies Act of Guyana ("Miranda III") in exchange for the issuance of 36,000,000 restricted shares of Vista common stock, $.001 par value pursuant to the Asset Purchase Agreement, dated June 30, 2004 between Vista and Miranda III ("the Agreement"). A copy of the Agreement is attached to a July 1, 2004 Form 8K as Exhibit 10.1 and is hereby incorporated by reference. The 4,000 shares of capital stock of Miranda I acquired by Vista represents a 40% ownership interest in Miranda I. The above summary description of the terms and conditions of the Agreement is qualified in its entirety by the specific terms and conditions of the Agreement. Miranda III is 100% owned by Alberto DoCouto, who is the majority shareholder of Vista. Furthermore, Mr. DoCouto owns and controls the remaining 60% of Miranda I.

Section 15(g) of the Exchange Act
---------------------------------

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rules 15g-1 through 15g-6 promulgated thereunder, which impose additional sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors.

Rule 15g-2 declares unlawful any broker-dealer transactions in penny stocks unless the broker-dealer has first provided to the customer a standardized disclosure document.

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

ITEM 6.   PLAN OF  OPERATION.

--------------------------------------------------------------------------------
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. With the exception of historical matters, the matters discussed herein are forward looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements.
--------------------------------------------------------------------------------

Peru
----

         We completed the Phase 1 drilling program in November of 2002. The Phase 1 mining operations consisted of test drilling of approximately four claims of which the mining rights are held by Vista. The results of the exploratory drilling were positive. The presence of gold was found in 75% of the test samples made. The results did not, however, warrant commercial production on those sites at this time. Therefore, we plan to begin Phase 2 of our exploratory drilling early next year. It is our intention to double the amount of drilling in Phase 2 as compared to Phase 1. We will continue drilling on those claims that yielded positive results in Phase 1 of the drilling. We also plan to explore claims that were not tested in Phase 1 of the drilling last year. We also intend to conduct substantially more test mining programs.

         Due to recent events occurring in Peru, and the lack of funding, the Company decided to postpone its drilling operations in 2003 and 2004. The guerilla terrorist group "Shining Path" had staged raids on certain mining camps in Peru, including an attack on July 23, 2003 of a Canadian mining exploration camp located approximately 110 miles from Vista's Camp. In September 2004, a comprehensive sweep by police in five cities arrested 17 members of the Shining Path as part of a vigorous effort to eliminate its influence. The Company plans to begin Phase 2 of its drilling program in 2005, barring any further turbulence in the region, and contingent upon ability to fund the project.

         We have spent the last four years studying the property, building a base camp, importing various pieces of mining and processing equipment, conducting test drilling and mining activities, and raising money for these activities. However, some of the equipment has been shipped out of Peru for other projects. We are currently unsure as to when or if commercial production will commence.

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

Guyana
------

         Miranda I's current plans are to mine the river claims by dredging the rivers with two to three cutterhead dredges. Currently, Miranda I is the owner of two fully functioning dredges and a third dredge that needs to be completed, as well as ground penetrating radar surveys (GPR) of the areas of interest to Miranda I. The dredges allow mining at a depth of approximately 20 meters. The processing plant on each dredge has a production capacity of approximately 300 tons for every 24 hours running time.

         At the present time, all operations have temporarily ceased in regards to the mining of the claims. Miranda I is currently in the process of reevaluating the mining locations and the dredge recovery system to improve recovery. Miranda I plans to spend approximately $350,000 to upgrade and refurbish the two existing dredges. Furthermore, another $150,000 will be needed to complete construction of the third dredge. Miranda I's current plan is to complete construction of the new recovery system on all the dredges and place them on the Fish Pan. At the present time, Miranda I does not have the funding to proceed with operations. Furthermore, Vista does not have the funding to contribute either. Alberto DoCouto, the majority shareholder of Vista and the owner of the remaining 60% of Miranda I has expressed his intentions to fund the project. There is no guarantee, however, that he will have the capacity to do so.

LIQUIDITY AND CAPITAL RESOURCES

         During the three month period ended June 30, 2004, the Company satisfied its working capital needs from cash on hand at the beginning of the period and from loans from Alberto DoCouto, the Company's majority shareholder. As of June 30, 2004, the Company had cash on hand in the amount of $48,000. As of January 15, 2005, the Company is approximately 3 months in arrears with respect to its President's compensation arrangement.

         The Company estimates that the costs to maintain the corporate office in Las Vegas, Nevada will be approximately $600,000 to $800,000, including salaries, over the next 12 months. The Company believes that the majority shareholder will continue to loan the Company monies, however there is no guarantee that he will continue to do so. The Company will need additional funds in order to effectuate its business strategy. There is no assurance that the Company will be able to obtain such additional funds, when needed. Even if the Company is able to obtain additional funds, there is no assurance that the Company will be able to effectuate its plan of operations.

ITEM 7.    FINANCIAL STATEMENTS

                                TABLE OF CONTENTS


                                                                     PAGE NO.

Report of Independent Registered Public Accounting Firm                F-1

Financial statements

     Balance sheet                                                     F-2

     Statements of operations                                          F-3

     Statement of stockholders' deficit                                F-4

     Statements of cash flows                                          F-6

     Notes to financial statements                                     F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Vista Continental Corporation
(An Exploration Stage Company)
Las Vegas, Nevada

We have audited the accompanying balance sheet of Vista Continental Corporation (An Exploration Stage Company) as of September 30, 2004 and 2003, and the related statements of operations, stockholders' deficit, and cash flows for the years ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vista Continental Corporation (An Exploration Stage Company) as of September 30, 2004 and 2003, and the results of its activities and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Franklin Griffith & Associates
Franklin Griffith & Associates (formerly known as CFO Advantage, Inc.) January 12, 2005
Las Vegas, Nevada

                          VISTA CONTINENTAL CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                                 BALANCE SHEET

                                                                 (Audited)           (Audited)
                                                            September 30, 2004  September 30, 2003
                                                            ------------------  ------------------
                             ASSETS

Current assets
    Cash                                                        $     22,523       $     26,419
    Prepaid expenses                                                   1,134              3,785
                                                                ------------       ------------
      Total current assets                                            23,657             30,204

Property and equipment, net                                          206,250            574,046
Investment in Miranda I                                            1,485,927                 --
Rental properties, net                                                    --            307,595
Mining concessions                                                    99,275             99,275
Deposits                                                               4,575              5,738
                                                                ------------       ------------

Total assets                                                    $  1,819,684       $  1,016,858
                                                                ============       ============

              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Accounts payable                                            $     46,174       $    201,871
    Accrued expenses and other liabilities                           181,239            181,907
    Loan from related party                                          802,838            341,355
                                                                ------------       ------------
      Total current liabilities                                    1,030,251            725,133
                                                                ------------       ------------

      Total liabilities                                            1,030,251            725,133

Minority interest                                                  5,286,093          5,701,077

Stockholders' deficit
    Common stock; $.001 par value; 145,000,000 shares
      authorized, 81,239,543 shares issued and outstanding            81,239             45,239
    Additional paid-in capital                                    10,334,818          8,349,891
    Accumulated deficit                                          (14,912,717)       (13,804,482)
                                                                ------------       ------------
      Total stockholders' deficit                                 (4,496,660)        (5,409,352)
                                                                ------------       ------------

      Total liabilities and stockholders' deficit               $  1,819,684       $  1,016,858
                                                                ============       ============

                 See Accompanying Notes to Financial Statements

                          VISTA CONTINENTAL CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                                      Period from
                                                                                                     July 1, 1998
                                                       (Audited)                 (Audited)        (Date of inception)
                                                   For the year ended       For the year ended          through
                                                   September 30, 2004       September 30, 2003    September 30, 2004
                                                -----------------------------------------------------------------------
Revenue                                                    $         --          $         --         $          --

Operating expenses
    Mining exploration expenses                                  99,573             2,253,239             3,035,244
    Depreciation expense                                        269,016               289,060               558,076
    Payroll expense                                              90,105                    --                90,105
    Loss on disposal of assets                                       --                    --                    --
    General and administrative                                1,221,783               881,940            15,831,745
                                                -----------------------------------------------------------------------

      Total operating expenses                                1,680,477             3,424,239           (19,515,170)
                                                -----------------------------------------------------------------------

      Loss from operations                                   (1,680,477)           (3,424,239)          (19,515,170)

Other income (expenses):
    Rental property expenses, net                               (41,359)             (162,585)             (288,480)
    Other expense                                                (3,785)                    -                (3,785)
    Interest income                                                 156                     -                   156
    Interest expense                                               (260)               (4,587)              (17,000)
    Gain on sale of equipment                                   146,601                     -               146,601
    Gain on sale of rental property                              55,905               142,904               198,809
                                                -----------------------------------------------------------------------
      Total other income (expenses)                             157,258               (24,268)               36,301
                                                -----------------------------------------------------------------------

      Loss before provision for income taxes
        and minority interest                                (1,523,219)           (3,448,507)          (19,478,869)
Provision for income taxes                                           --                    --                    --
                                                -----------------------------------------------------------------------

      Loss before minority interest                          (1,523,219)           (3,448,507)          (19,478,869)
Loss applicable to minority interest                            414,984               846,986             4,566,152
                                                -----------------------------------------------------------------------

Net loss                                                   $ (1,108,235)         $ (2,601,521)        $ (14,912,717)
                                                =======================================================================

Basic and diluted loss per common share                    $      (0.02)         $      (0.07)        $       (0.33)
                                                =======================================================================

Basic and diluted weighted average
    common shares outstanding                                48,239,543            36,687,880            44,843,307
                                                =======================================================================

                 See Accompanying Notes to Financial Statements

                          VISTA CONTINENTAL CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                 Common Stock            Additional                        Total
                                                            -----------------------       Paid-in       Accumulated    Stockholders'
                                                               Shares        Amount       Capital         Deficit         Deficit

Balance at July 1, 1998 (Date of inception)                          --     $     --   $         --    $         --    $         --

Incorporation of Vista Continental Corporation                1,430,000        1,430             --              --           1,430

Incorporation of Quillabamba Mining, S.A.C                   23,500,000       23,500        (22,521)             --             979

Shares issued in exchange for mining equipment               10,000,000       10,000         30,000              --          40,000

Stockholder contributions                                            --           --         61,538              --          61,538

Net loss                                                             --           --             --         (49,668)        (49,668)
                                                             ----------     --------   ------------    ------------    ------------

Balance, September 30, 2000                                  34,930,000       34,930         69,017         (49,668)         54,279

Issuance of common stock for services, $0.004 per share       1,620,000        1,620          4,860              --           6,480

Issuance of common stock in exchange for eight                  127,000          127      1,250,144              --       1,250,271
  rental properties

Issuance of common stock for cash, $10.00 per share             133,300          133      1,332,867              --       1,333,000

Stock options expense                                                --           --        373,750              --         373,750

Stockholder contributions                                            --           --        189,788              --         189,788

Net loss                                                             --           --             --        (999,105)       (999,105)
                                                             ----------     --------   ------------    ------------    ------------

Balance, September 30, 2001                                  36,810,300       36,810      3,220,426      (1,048,773)      2,208,463

Issuance of common stock for cash, $10.00 per share              27,055           27        270,523              --         270,550

Issuance of common stock for services, $10.00 per share         700,000          700      6,999,300              --       7,000,000

Issuance of common stock in exchange for two                  3,000,000        3,000         86,500              --          89,500
  mining concessions

Issuance of common stock for services, $1.88 and                430,000          430        806,170              --         806,600
  $1.82 per  share

Issuance of common stock for services, $1.80 per share          600,000          600      1,079,400              --       1,080,000

Acquisition of Century Laboratories, Inc.                     4,182,928        4,183         (4,183)             --              --

Minority Interest in Previous Acquisition                    (9,839,827)      (9,840)    (9,829,987)             --      (9,839,827)

Stock options expense                                                --           --        927,857              --         927,857

Stockholder contributions                                            --           --      2,320,307              --       2,320,307

Stockholder loans previously reported as stockholder
  contributions                                                      --           --     (1,593,957)             --      (1,593,957)

Net loss                                                             --           --             --     (10,154,188)    (10,154,188)
                                                             ----------     --------   ------------    ------------    ------------

Balance, September 30, 2002                                  35,910,456       35,910      4,282,356     (11,202,961)     (6,884,695)

Issuance of common stock for cash, $0.62 per share              565,000          565        349,311              --         349,876

Issuance of common stock for stockholder contributions        2,656,595        2,657      1,591,300              --       1,593,957
  made in prior years totaling $1,593,957, $0.60 per share

Issuance of common stock in satisfaction of                   5,341,749        5,341        929,465              --         934,806
  shareholder loan, $0.175 average price per share

Issuance of common stock for services, $0.70 per share          736,113          736        512,679              --         513,415

Issuance of common stock related to settlement                   29,630           30         42,637              --          42,667
  of a lawsuit

Stock options expense                                                --           --        642,143              --         642,143
                                                             ----------     --------   ------------    ------------    ------------

Net loss                                                             --           --             --      (2,601,521)     (2,601,521)

Balance, September 30, 2003                                  45,239,543       45,239      8,349,891     (13,804,482)     (5,409,352)

Stock options expense                                                --           --        535,000              --         535,000

Issuance for purchase of 40% interest in Miranda I           36,000,000       36,000      1,449,927              --       1,485,927

Net loss                                                             --           --             --      (1,108,235)     (1,108,235)
                                                             ----------     --------   ------------    ------------    ------------

Balance, September 30, 2004                                  81,239,543     $ 81,239   $ 10,334,818    $(14,912,717)   $ (4,496,660)
                                                             ==========     ========   ============    ============    ============

                 See Accompanying Notes to Financial Statements

                          VISTA CONTINENTAL CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             (Audited)         (Audited)          Period from
                                                        For the year ended For the year ended  Inception through
                                                        September 30, 2004 September 30, 2003  September 30, 2004
                                                        ---------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                $ (1,108,235)      $ (2,601,521)      $(14,912,717)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
     Stock based compensation                                   535,000          1,198,225         11,929,192
     Depreciation                                               269,016            289,060            828,180
     Change in minority interest from operations                     --           (846,920)        (4,150,257)
     Gain on sale of rental properties                         (202,506)          (142,904)          (345,410)
   Changes in operating assets and liabilities:
     Change in prepaid expenses                                   2,651              1,215             (1,134)
     Change in deposit                                            1,163             (5,238)            (4,575)
     Change in accounts payable                                (155,696)            51,090             46,176
     Change in accrued expenses and other liabilities              (668)             4,844            181,239
     Change in tenant security deposits                              --             (4,995)                --
     Change in minority interest                               (282,839)               (66)          (403,477)
                                                        -----------------------------------------------------
       Net cash used by operating activities                 (1,074,259)        (2,057,210)        (6,832,783)

Cash flows from investing activities:
   Purchase of property and equipment                                --            (51,885)        (1,028,277)
   Acquisition of mining concessions                                 --                 --             (9,775)
   Proceeds from sale of rental properties                      332,000          1,032,800          1,364,800
                                                        -----------------------------------------------------
       Net cash used by investing activities                    332,000            980,915            326,748
                                                        -----------------------------------------------------

Cash flows from financing activities:
   Increase (Decrease) in loan from related party               738,362          1,567,378          3,899,697
   Repayment of loan from related party                              --           (291,218)          (291,218)
   Proceeds from notes payable                                       --                 --            671,517
   Repayment of notes payable                                        --           (683,670)          (683,670)
   Contributions from stockholder                                    --                 --            978,655
   Proceeds from issuance of common stock                            --            349,876          1,953,576
                                                        -----------------------------------------------------
       Net cash provided by financing activities                738,362            942,366          6,528,557
                                                        -----------------------------------------------------

Net increase in cash                                             (3,896)          (133,929)            22,523

Cash, beginning of period                                        26,419            160,348                 --
                                                        -----------------------------------------------------

Cash, end of period                                        $     22,523       $     26,419       $     22,523
                                                        =====================================================

Supplementary cash flow information:
   Cash payments for income taxes                          $         --       $         --       $         --
                                                        =====================================================
   Cash payments for interest                              $        260       $      4,587       $     17,000
                                                        =====================================================

                 See Accompanying Notes to Financial Statements

                          VISTA CONTINENTAL CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


1.   Description of business, HISTORY and summary of significant policies
     --------------------------------------------------------------------

     Description of business and history - Vista Continental Corporation, a Delaware corporation, (hereinafter referred to as the "Company" or "Vista") is a U.S.-based gold, zirconium and rare earth exploration and development company with the principal asset being the ownership of nine mining concessions in Peru through the 99% owned subsidiary, Quillabamba Mining, S.A.C. In addition to these concessions, on July 12, 2002, the Company also secured full mining rights on an additional 10 mining concessions owned by our majority shareholder through a Peruvian corporation, Minera Rio Grande Mining, S.A. These 19 claims form a virtually continuous claim block of approximately 65 kilometers along the Urubamba River in central Peru. The Company operations has been limited to exploration and drilling and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

     On June 6, 2002, the Company entered into a Reorganization and Stock Purchase Agreement ("Agreement") to acquire all of the outstanding capital stock of Vista Continental Corporation, a Nevada Corporation ("Vista-Nevada"), in exchange for 39,837,355 shares of the Company's common stock ("Vista Transaction"). Prior to the Vista Transaction, the Company (formerly known as Century Laboratories, Inc.) was a non-operating public company with no operations or assets; and 4,108,982 shares of common stock issued and outstanding; and Vista-Nevada was a privately held company with assets being used for the mining exploration and drilling. The Vista Transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the Vista Transaction is equivalent to the issuance of stock by a private company (Vista-Nevada) for the net monetary assets of a non-operational public company (Vista), accompanied by a recapitalization. The accounting for the Vista Transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets will not be recorded. Accordingly, these financial statements are the historical financial statements of Vista-Nevada. Therefore, these financial statements reflect activities from July 1, 1998 (Date of Inception for Vista-Nevada) and forward. The Agreement related to the Vista Transaction stipulates the shareholders of Vista-Nevada to voluntarily exchange their shares with shares of Vista's common stock. However, only one stockholder representing approximately 75% of the shares outstanding of Vista-Nevada has acknowledged and agreed to exchange his shares of Vista-Nevada to shares of Vista pursuant to the Agreement. The remaining 25% stockholders of Vista-Nevada have neither acknowledged nor agreed to the provisions of the Agreement. Since stockholders representing 25% of the outstanding capital of Vista-Nevada have neither acknowledged nor agreed to the Agreement, this portion of outstanding capital not owned by Vista is reflected as minority interest on Vista's accompanying balance sheet and statement of operations.

     In connection with the Vista Transaction, 73,946 shares of common stock were issued to certain former owners of Vista, which was recorded as administrative expenses in fiscal year 2002. In addition, 300,000 shares of common stock were issued to an officer of the Company as compensation for services rendered with the Vista Transaction, which was expensed in fiscal year 2002.

     Vista-Nevada commenced its mining exploration and drilling operations as a result of the acquisition of 99% of Quillabamba Mining, S.A.C.'s ("Quillabamba"), a Peruvian corporation organized on July 1, 1998, outstanding capital. Quillabamba is considered the predecessor entity of Vista-Nevada and all historical financial information is derived from Quillabamba. The remaining 1% capital of Quillabamba is owned by a Peruvian citizen, as required by governing Peruvian law.

     In March 2001, seven rental properties located in Las Vegas, Nevada and valued at $1,117,611 were contributed by an investor for 114,000 shares of the Company. The rental properties were contributed by the Company to Vista Management Holdings Co. LLC ("Vista Management") in exchange for a 99% ownership interest in Vista Management. In June 2001, one rental property located in Las Vegas, Nevada and valued at $132,660 was contributed by an investor for 13,000 shares. The other 1% of each rental property is controlled by Alberto DoCouto, majority stockholder of the Company, through ownership in another entity.

                          VISTA CONTINENTAL CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1.   Description of business and summary of significant policies (continued)
     -----------------------------------------------------------

     On January 28, 2004, the Board of Directors of the Company voted to dissolve the Corporation's wholly owned subsidiaries, Vista Management Holdings Company, L.L.C., and Vista Management Holdings Co. II, LLC due to their respective inactivity.

     In August 2004, the Company consummated the acquisition of 40% of the outstanding capital stock of Miranda Mining I, a corporation incorporated in the country of Guyana, from Miranda III Mining, a corporation incorporated in the country of Guyana and owned 100% by Mr. DoCouto, in exchange for 36,000,000 shares of the Company's common stock pursuant to an Asset Purchase Agreement. The remaining 60% ownership of Miranda Mining I is owned by Mr. DoCouto. This transaction has been accounted for as an investment by the Company under the equity method since it does not own controlling interest or have the ability to exercise control. The Company has recorded this transaction at an amount totaling $1,485,927 based upon its 40% interest of the net book value of the assets of Miranda Mining I which is reflected on a historical basis less any accumulated depreciation. Miranda Mining I is the owner, through two deeds of assignment, of the exclusive rights to mine 31 river claims located along the Mazaruni River in the interior of the Republic of Guyana.

     Going concern - The Company incurred net losses of approximately $14,913,000 from the period of July 1, 1998 (Date of Inception) through September 30, 2004 and has not commenced its mining operations, rather, still in the exploratory stages, raising substantial doubt about the Company's ability to continue as a going concern. The Company plans to continue its exploratory and drilling endeavors. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

     Management feels the Company will have a net operating loss carryover to be used for future years. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization. The Company is additionally delinquent on filing their Nevada Business Tax Returns and Delaware Annual Report. The Company is considered in "Good Standing" per The Secretary of State of Delaware.

     Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the years ended September 30, 2004 and 2003 and for the period from July 1, 1998 (Date of Inception) through September 30, 2004, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

     Comprehensive income (loss) - The Company has no components of other comprehensive loss. Accordingly, net loss equals comprehensive loss for all periods.

     Concentration of risk - A significant amount of the Company's assets are located in Peru. Due to recent events occurring in Peru, the Company has decided to postpone its 2003 drilling operations. The guerilla terrorist group "Shining Path" had staged raids on certain mining camps in Peru, including an attack on July 23rd, 2003 of a Canadian mining exploration camp located approximately 110 miles from Vista's Camp. The Company's plan to begin Phase 2 of its drilling program has been indefinitely placed on hold until such time it has been determined to proceed without any safety concerns.

     Revenue recognition - The Company has no revenues to date from its mining operations. Rental house income and expenses are netted in other income (expense). Mine exploration costs are expensed as incurred.

     Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. The Company has recorded no significant advertising costs for the years ended September 30, 2004 and 2003 and the period from July 1, 1998 (Date of Inception) through September 30, 2004.

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

     The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the year ended September 30, 2004 and 2003:

                                                                               2004              2003
                                                                       ----------------   -----------------
         Net loss, as reported                                         $     (1,108,235)  $      (2,601,521)
         Add:  Stock-based employee compensation expense
             included in reported loss, net of related tax effects                   --                  --
         Deduct:  Total stock-based employee compensation
             expense determined under fair value based methods
             for all awards, net of related tax effects                              --             (26,834)
                                                                       ----------------   -----------------

              Pro forma net loss                                       $     (1,108,235)  $      (2,628,355)
                                                                       ================   =================

              Net loss per common share:
                  Basic and fully diluted loss per share, as reported  $          (0.02)  $           (0.07)
                                                                       ================   =================
                  Basic and fully diluted loss per share, pro forma    $          (0.02)  $           (0.07)
                                                                       ================   =================

     There were no stock options granted for the year ended September 30, 2004 and 2003.

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

     New accounting pronouncements -
     -----------------------------

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company has not yet assessed the impact on adopting this new standard.

                          VISTA CONTINENTAL CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1.   Description of business and summary of significant policies (continued)
     -----------------------------------------------------------


     New accounting pronouncements (continued)
     ------------------------------

     In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements.

2.   PROPERTY AND EQUIPMENT AND RENTAL PROPERTIES
     --------------------------------------------

     Property and equipment consist of the following as of September 30, 2004:
          Mining equipment                                $        716,543
          Office computers and equipment                            39,513
          Leasehold improvements                                    46,066
                                                          ----------------
                                                                   802,122
          Less:  accumulated depreciation                          595,872
                                                          ----------------
          Property and equipment, net                     $        206,250
                                                          ================

     As of September 30, 2004, the Company does not own any rental properties.

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

     In September 2004, the Company issued 36,000,000 shares of common stock for 40% ownership interest in Miranda Mining I as discussed in Note 1 and Note
     5. Alberto DoCouto is due to file a Form 4 with the Securities and Exchange Commission related to this purchase. Management has stated Mr. DoCouto intends to file this Form 4 shortly.

     During the year ended September 30, 2004, the Company recorded $535,000 of stock option expense.

     The officers and directors of the Company are currently delinquent in filing their respective Form 5, Statement of Beneficial Ownership, with the Securities and Exchange Commission. Management has stated the officers intend to file their Form 5's shortly.

4.   LOAN FROM STOCKHOLDER
     ---------------------

     The Company's majority stockholder, Alberto DoCouto, has advanced cash to the Company over time, as needed. As a result of such advances, loan from stockholder totals $802,838 at September 30, 2004, which are unsecured, due on demand and bears no interest. During the year ended September 30, 2003, the Company converted $934,806 of loans from Mr. DoCouto into 5,341,749 shares of common stock, $0.175 per share. Additionally, Mr. DoCouto had advanced cash to the Company in prior years, which was recorded as shareholder contribution. During the year ended September 30, 2003, the Company issued 2,656,595 shares of common stock for $1,593,957 of cash contributed in prior years.

5.   INVESTMENT IN MIRANDA 1
     -----------------------

     In August 2004, the Company consummated the acquisition of 40% of the outstanding capital stock of Miranda I Mining, a corporation incorporated in the country of Guyana, from Miranda III Mining, a corporation incorporated in the country of Guyana, owned 100% by Mr. DoCouto, in exchange for 36,000,000 shares of the Company's common stock pursuant to Asset Purchase Agreement. The remaining 60% ownership of Miranda Mining I is owned by Mr. DoCouto. This transaction has been accounted for as an investment by the Company under the equity method since it does not own controlling interest or have the ability to exercise control. The Company has recorded this transaction at an amount totaling $1,485,927 based upon its 40% interest of the net book value of the assets of Miranda Mining I which is reflected on an historical basis less any accumulated depreciation. Miranda Mining I is the owner, through two deeds of assignment, of the exclusive rights to mine 31 river claims located along the Mazaruni River in the interior of the Republic of Guyana. Miranda 1 is currently undergoing an audit by Ram & McRae, Chartered Accountants in Guyana, South America. Upon completion, management intends on filing an amendment to the 8-K filed on August 19, 2004. This Form 8-K/A should include the required financial statements and proforma's related to this purchase.

     The closing price of the Company's common stock on June 30, 2004 was $0.20. The value of the investment is recorded at the historical basis less any accumulated depreciation, which is less than the market price of the common stock. The market value of the stock, on June 30, 2004, given to Mr. DoCouto was $7,200,000 of restricted common stock. The investment is recorded on the books of the company at $1,485,927. On a per share basis, the stock was given to Mr. DoCouto at $0.0413 per share. Mr. DoCouto is due to file a Form 4 with the Securities and Exchange Commission related to this purchase. Management has stated Mr. DoCouto intends to file this Form 4 shortly.

                          VISTA CONTINENTAL CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


6.   RELATED PARTY TRANSACTIONS
     --------------------------

     On December 19, 2003, the Board of Directors voted to sell a Model 8DXT Nessie Cutter Dredge and its related parts to Alberto DoCouto for $245,380.

     See Note 1 and 5 regarding the Company's investment in Miranda I.

7.   AGREEMENT TO SHARE MINING EXPENSES
     ----------------------------------

     Beginning in October 2002, the Company began sharing its Peruvian mining camp costs under a verbal agreement with the majority shareholder, who owns separate Peruvian mineral leases in the same geographic vicinity as the Company's leases. Both companies agreed to share camp costs equally when both companies are operating in the camp. If one company is operating in the camp and the other is not, the operating company must bear 80 percent of the camp costs and the non-operating company must bear 20 percent of the camp costs. Each party has also agreed that for any and all costs incurred on their behalf outside the camp, each party would be solely responsible for these costs. The Company and the majority shareholder agreed that the Company would pay all costs and the Company would either be reimbursed or the note payable to shareholder would be reduced in lieu of cash for the portion of the privately owned company's camp expenses. For the year ended September 30, 2003, the Company reduced both its mining expenses and the note payable to shareholder by $199,531. For the year ended September 30, 2004, the Company did not incur expenses related to its Peruvian mining camp.

     The company has not completed a mining reserve study in recent years and due to the potential costs involved, does not anticipate doing so in the near future as the management feels the respective costs may be prohibitive.

8.   SALE OF RENTAL PROPERTIES
     -------------------------

     For the year ended September 30, 2003, the Company sold six of its rental properties for approximately $1,032,800. As a result, the Company recorded approximately $143,000 in gain on sale for the year ended September 30, 2003.

     For the year ended September 30, 2004, the Company sold the remaining two rental properties for approximately $332,000 and recognized a gain on sale of approximately $56,000.

                          VISTA CONTINENTAL CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


9.   STOCK OPTIONS
     -------------

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

     The Company uses the intrinsic value method of calculating compensation expense to employees. During fiscal year 2001, the Company issued stock options to employees and directors. The difference between the cash selling price of $10 per share and the option exercise price of $5 per share, for 560,000 options was $2,800,000, which is being recognized as compensation expense for the issuance of these options. $373,750 was recognized in 2001, $927,857 in 2002, $642,143 in 2003, $535,000 in 2004, and $253,750 and
     $67,500 will be recognized in 2005 and 2006, respectively.

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

                                                 Number           Weighted
                                                   of              Average
                                                 Options       Exercise Price
                                             ---------------  ----------------
     Balance, September 30, 2002                     740,000  $           6.33
              Options granted and assumed                 --                --
              Options canceled                            --                --
              Options expired                        (10,000)             5.00
              Options exercised                           --                --
                                             ---------------  ----------------

     Balance, September 30, 2003                     740,000              6.35
              Options granted and assumed                 --                --
              Options canceled                            --                --
              Options expired                        (40,000)             5.00
              Options exercised                           --                --
                                             ---------------  ----------------

     Balance, September 30, 2004                     700,000  $           6.43
                                             ===============  ================

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

                                                                      2002
                                                                      ----
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

                          VISTA CONTINENTAL CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


9.   STOCK OPTIONS (continued)
     -------------

     The following table summarizes information about options outstanding and exercisable at September 30, 2004:

                                                                                   Shares Underlying
                              Shares Underlying Options Outstanding               Options Exercisable
                      ---------------------------------------------------  ---------------------------------
                                            Weighted
                           Shares            Average                            Shares
                         Underlying         Remaining        Weighted         Underlying        Weighted
         Exercise          Options         Contractual        Average           Options          Average
           Price         Outstanding      Life (Years)    Exercise Price      Exercisable    Exercise Price
     ---------------  ----------------  ---------------   ---------------  ---------------   ---------------
     $       5.00          500,000            0.42        $     5.00               500,000   $     5.00
     $      10.00          200,000            1.33             10.00               200,000        10.00
     ---------------  ----------------  ---------------   ---------------  ---------------   ---------------
                           700,000            0.68        $     6.43               700,000   $     6.43
     ===============  ================  ===============   ===============  ===============   ===============

                       Exercise Price
                      Equals, Exceeds or
        Number of     is Less Than Mkt.    Weighted                           Weighted
     Remaining Options Price of Stock       Average          Range of          Average
          Granted       on Grant Date    Exercise Price   Exercise Price      Fair Value
     ---------------  ----------------  ---------------   ---------------  ---------------
                  --       Equals       $            --   $            --  $            --
             200,000       Exceeds                10.00             10.00             0.13
             500,000      Less Than                5.00              5.00             0.26
     ---------------                    ---------------   ---------------  ---------------
             700,000                    $          7.19   $ 5.00  - 10.00  $          0.22
     ===============                    ===============   ================ ===============

10.  LITIGATION

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

     The Company has recently discovered, however, that the shares of the Company were never issued to the shareholders of VCC Nevada. On or about June 6, 2002 the Nevada Stock was owned by approximately 400 shareholders. Therefore, the Company believes that the exemption from registration provided by Section 4(2) of the Securities Act is not applicable to the issuance of the Shares in exchange for the Nevada Stock. Therefore, in order to comply with applicable securities regulations and to consummate the acquisition of VCC Nevada, the Company plans to file a registration statement on Form SB-2 or Form S-4 to register the Shares to be issued in exchange for the Nevada Stock and to complete the share exchange contemplated by the Agreement.

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


10.  LITIGATION (continued)
     ----------

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

11.      MINORITY INTEREST

     In 2002, there were 9,839,827 shares of the prior entity, which had not consented to the June 6, 2002 Reorganization and Stock Purchase Agreement. The percentage of income related to the minority ownership has been reflected on the balance sheet and statement of operations. 24.70% of the income from operations and interest expense has been removed and recorded against the minority interest balance. This amount was $846,920 and $415,142 in 2003 and 2004, respectively.

      -------------------------------------------------------------------------
      Minority Interest, Beginning Balance                           6,548,063
      -------------------------------------------------------------------------
       2003 Income (Loss) From Operations and Interest Expense      (3,428,826)
       Minority Interest Percentage                                      24.70%
                                                                        ------
       Minority Interest, 2003                                        (846,920)
       Minority Interest related to Vista Management Holdings, LLC
                                                                           (66)
       Minority Interest, 9/30/03                                    5,701,077
      -------------------------------------------------------------------------
       2004 Income (Loss) From Operations and Interest Expense      (1,680,737)
       Minority Interest Percentage                                      24.70%
                                                                        ------
       Minority Interest, 2004                                        (415,142)
       Minority Interest related to Vista Management Holdings, LLC
                                                                           158
       Minority Interest, 9/30/04                                    5,286,093
      -------------------------------------------------------------------------

     The "Minority Interest related to Vista Management Holdings, LLC" is representative of the 1% of Vista Management Holdings, LLC (property management company) which the company does not own.

12.  SUBSEQUENT EVENTS
     -----------------

     In October 2004, Hunter Wise Financial Group, LLC was engaged to provide advisory services in the area of corporate finance and capital placement transactions. The Company issued 430,000 shares of restricted stock in connection with these services valued at approximately $150,000.

     In November 2004, Dailyfinancial.com, Inc. was engaged to provide business advisory and public relations services. The Company issued 400,000 restricted shares in connection with these services valued at approximately $160,000.

                          VISTA CONTINENTAL CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


12.  SUBSEQUENT EVENTS (continued)
     -----------------

     In November 2004, one of the company's director's, Dennis Hare, has passed away. The Board of Directors has resolved to find a suitable replacement for Mr. Hare.

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

ITEM 8B.  OTHER INFORMATION

On October 25, 2004, Hunter Wise Financial Group, LLC was engaged to provide advisory services in the area of corporate finance and capital placement transactions. Engagement fees were 430,000 shares of restricted stock.

On November 8, 2004, Dailyfinancial.com, Inc. was engaged to provide business advisory and public relations services. Dailyfinancial.com, Inc. purchased 400,000 restricted shares for $400 in connection with the consulting agreement.

The Passing of Director Dennis Hare
-----------------------------------

In November 2004, Mr. Dennis Hare unfortunately passed away. At this time, Mr. Hare's position has yet to be filled. The Directors hope to temporarily fill this position shortly and placed before the shareholders for appropriate ratification.

Resignation of the Chief Financial Officer
------------------------------------------

On January 20, 2005, Mr. Arthur de Joya resigned as the Company's Chief Financial Officer to spend more time on De Joya & Company, an accounting practice he founded in 2003. However, Mr. de Joya will continue to assist the Company as a consultant.

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

      Name                Age                     Position
-----------------      ----------       ---------------------------
Lawrence Nash              62           CEO, President
Howard Rubinoff            47           Secretary
Steven Hegedus             70           Director
Richard Smythe             59           Director
Takao Nishimura            51           Director
Ashak Rustom               64           Director, Accounting Principal

Officers and Directors
----------------------

Dr. Lawrence Nash is the current Chief Executive Officer and President of the Company. Dr. Nash formerly served as President from November 2001 to July 2002 and was reappointed in May 2003. Dr. Nash is a graduate of the University of Toronto and has a Graduate Diamond certificate. He is past CEO and President of West Nevada Precious Metals Corp., a mining resource company. He held the post of Senior Strategic Analyst for Nova Continental Developments Corporation, a Nevada and Canada based real estate development company. Dr. Nash was instrumental in the identification and acquisition of twelve of the concessions now forming part of the Vista holdings and associated properties.

Howard Rubinoff is Secretary of the Company and has served this position since September 1999. Mr. Rubinoff is a partner at the law firm Fogler, Rubinoff LLP in Canada. Mr. Rubinoff has over 15 years experience in corporate and commercial law with an emphasis on mergers and acquisitions, financing and securitization. His clients include financial institutions and public companies. He is a graduate of Windsor Law School and also attended Detroit College of Law. He has traveled extensively assisting clients in their corporate expansions. Mr. Rubinoff's firm is a Canadian member of the International Lawyers Network, a network of law firms worldwide.

Ashak Rustom has been a Director of the Company since December 2000 and is currently the Accounting Principal. Mr. Rustom also served as the CFO and Treasurer of the Company from March 2003 to November 2003. Mr. Rustom has been with the company since it was formed in September 1999. Mr. Rustom has previous experience in project management, contract administration, financing, cash flow projections, and property valuations cost control as well as forecasts, and financial planning. Mr. Rustom has over 40 years experience in corporate finance and management of risk capital investments.

Dr. Steven Hegedus is a Director of the Company. Dr. Hegedus has served as Director of the Company since December 2000. Dr. Hegedus received his Doctor of Dental Surgery from the University of Toronto and has a thriving orthodontic practice in Welland and Niagara Falls, Ontario. Dr. Hegedus has an extensive background in real estate holdings, development and business ventures as the owner of Helubar Corporation, an Ontario real estate holdings corporation, and as President of Villa Mora Corporation, an Ontario real estate development company.

Dr. Richard Smythe is a Director of the Company. Dr. Smythe has served as Director of the Company since June 2002. Dr. Smythe has 25 years experience working with gas emissions and gas study research and testing technique development. Dr. Smythe received his Ph.D in Analytical Chemistry at the University of Waterloo (Ontario). Dr. Smythe then did a post-doctoral fellowship at the State University of New York in Buffalo. Dr. Smythe has acted as adjunct research supervisor at Brock University in St. Catherines, Ontario. Dr. Smythe has operated his own testing and analysis laboratory and continues to act as consulting senior scientist for Walker Industries. Dr. Smythe is qualified as an expert witness throughout the court systems of the province of Ontario as well as the States of New York and Pennsylvania. Dr. Smythe has had numerous articles published in scientific journals.

Takao Nishimura is a Director of the Company. Mr. Nishimura has served as Director of the Company since December 2000. Mr. Nishimura graduated with a Bachelor's degree from Kyoto University of Foreign Study in 1977 and is an executive member of the Asian Pacific Alliance of YMCAs and an executive member of the alliance of YMCAs in Japan, as well as being District Governor of T's Men's Club of Toshin District in Japan. Mr. Nishimura is President of Netwest USA, Inc. of Nevada, and President of Ebiyusa Co. of Osaka, Japan.

The Passing of Director Dennis Hare
-----------------------------------

In November 2004, Mr. Dennis Hare unfortunately passed away. At this time, Mr. Hare's position has yet to be filled. The Directors hope to temporarily fill this position shortly and placed before the shareholders for appropriate ratification.

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

West Nevada Precious Metals Corporation, a Nevada corporation owned and controlled by Alberto DoCouto, has not filed Form 4's for the following transactions:

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

Shares Sold in Private Transaction:

On August 8, 2003, 500,000 shares were transferred to William Brooks, the Company's Chief Engineer, for $.05 per share.

On August 19, 2004, Vista Continental Corporation ("Vista") acquired 4,000 shares of Miranda Mining I (Guyana), Inc., a corporation incorporated under the Companies Act of Guyana ("Miranda I") from Miranda III Mining (Guyana), Inc., a corporation incorporated under the Companies Act of Guyana ("Miranda III") in exchange for the issuance of 36,000,000 restricted shares of Vista common stock, $.001 par value pursuant to the Asset Purchase Agreement, dated June 30, 2004 between Vista and Miranda III ("the Agreement"). A copy of the Agreement is attached to a July 1, 2004 Form 8K as Exhibit 10.1 and is hereby incorporated by reference. The 4,000 shares of capital stock of Miranda I acquired by Vista represents a 40% ownership interest in Miranda I. The above summary description of the terms and conditions of the Agreement is qualified in its entirety by the specific terms and conditions of the Agreement. Miranda III is 100% owned by Alberto DoCouto, who is the majority shareholder of Vista. Furthermore, Mr. DoCouto owns and controls the remaining 60% of Miranda I.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning the compensation paid or accrued to our officers and directors. Officers and consultants compensation is in arrears 90 days.

                                    Annual Compensation                 Long term compensation
                                    -------------------                 ----------------------
                                                                  Awards      Awards         Payouts
                                                                  ------      ------         -------
                                                     Other      Restricted  Securities
Name and                                             Annual       Stock      Options     LTIP    All other
Principal Position  Year     Salary($)  Bonus($)  Compensation  Awards(4)    /SAR(4)    payout  compensation
------------------  ----     ---------  --------  ------------  ----------  ----------  ------  ------------
Ashak Rustom        2000        nil                               200,000   100,000(1)
Director            2001      $14,000
                    2002      $32,499
                    2003      $47,652
                    2004(est) $51,000

Takao Nishimura     2000         nil                              200,000   100,000(1)
Director            2001         nil
                    2002         nil
                    2003         nil
                    2004         nil

Dr. Richard
Smythe              2000         nil                               10,000   100,000(2)
Director            2001         nil
                    2002         nil
                    2003         nil
                    2004         nil

Dr. Steve           2000         nil                              200,000   100,000(1)
Hegedus             2001         nil
Director            2002         nil
                    2003         nil
                    2004         nil





Lawrence Nash       2001         nil                               50,000   100,000(3)
CEO, President      2002       $97,799
                    2003       $28,500
                    2004       $78,000
                    2004       $92,300

Arthur de Joya      2003       $27,500
(Former CFO)        2004       $66,000

Howard Rubinoff     2000         nil
Secretary           2001         nil
                    2002         nil
                    2003         nil

(1)  Option Price is $5.00 with an expiration date of January 1, 2005
(2)  Option Price of $10.00 with an expiration date of January 1, 2005
(3)  Option Price of $5.00 with an expiration date of November 5, 2005.
(4) The Options and shares issued are Vista Nevada shares, not Vista Delaware shares. Please see section entitled "2002 Reorganization and Stock Purchase Agreement" under "Description of Business"

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The following table sets forth certain information as of September 30, 2004 with respect to the beneficial ownership of common stock by (i) each person who to the knowledge of the Company, beneficially owned or had the right to acquire more than 5% of the Outstanding common stock, (ii) each director of the Company and (iii) all executive offices and directors of the Company as a group.

Title of Class    Name of Beneficial           Amount and Nature         Percent
--------------    Owner                        Of Beneficial Ownership   of class(1)
                  ------------------           -----------------------   -----------
Common            Ashak Rustom                             0                  0
                           (Director, Accounting
                           Principal)

Common            Takao    Nishimura                       0                  0
                            (Director)

Common            Richard Smythe                           0                  0
                           (Director)

Common            Steven Hegedus                           0                  0
                           (Director)

Common            Lawrence Nash                      308,000 D               <1%
                           (President, CEO)




Common            Alberto DoCouto                     76,998,344 (2)(3)      81%
                            (Majority Shareholder)
-------------------------------------------------------------------------------------
Common                   Officers and Directors      308,000                 <1%
                                      as a Group.

(1) Based on shares 82,069,543 outstanding, including 30,000,000 shares exchanged.
(2) 7,998,344 shares owned indirectly through West Nevada Precious Metals, a Nevada corporation
(3) 36,000,000 shares owned indirectly through Miranda III Mining (Guyana), Inc., a Guyana corporation.

The following table sets forth certain information as of December 31, 2003 with respect to the beneficial ownership of common stock assuming the exchange occurs with all VCC Nevada shareholders following the filing of an appropriate registration statement by (i) each person who to the knowledge of the Company, beneficially owned or had the right to acquire more than 5% of the Outstanding common stock, (ii) each director of the Company, and (iii) all executive offices and directors of the Company as a group.

Title of Class    Name of Beneficial           Amount and Nature          Percent
--------------    Owner                        Of Beneficial Ownership(2) of class(3)
                  ------------------           -----------------------    -----------
Common            Ashak Rustom                          287,544 D            <1%
                           (Director, Accounting
                           Principal)

Common            Takao    Nishimura                    360,500 D            <1%
                            (Director)                  100,000 I

Common            Richard Smythe                         10,000 D            <1%
                           (Director)

Common            Steven Hegedus                        200,000 D            <1%
                           (Director)                    37,500 I

Common            Lawrence Nash                          50,000 D             1%
                           (President, CEO)             332,715 I

Common            Howard Rubinoff                        25,000 D            <1%
                           (Secretary)




Common            Alberto DoCouto                    41,049,271 I(1)         75%
                           (Majority Shareholder)
--------------------------------------------------------------------------------------
Common                   Officers and Directors       1,403,259               2%
                                      as a Group.

(1) Ownership is through West Nevada Precious Metals Corporation and Tamer's Management Corporation.
(2) The shares included are in Vista Nevada that have yet to be exchanged. Please see section entitled "2002 Reorganization and Stock Purchase Agreement" under Description of Business" The percentage of ownership are displayed as if the shares have been exchanged.
(3) The 54,879,370 shares outstanding include 29,928,284 shares that are held for exchange, but have yet to be distributed. Please see section entitled "2002 Reorganization and Stock Purchase Agreement" under "Description of Business".

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As the majority of our voting common shares are beneficially owned through West Nevada Precious Metals Corporation, a Nevada corporation and Tamers Management Ltd., a Nevada corporation. These two corporations share offices with Vista. Both corporations are beneficially owned by Mr. Alberto DoCouto. Mr. DoCouto also owns various other companies.

The Company currently leases our office at 6600 West Charleston Blvd. The office size is 6,100 square feet. The lease is for three years and commenced on February 1, 2003. The monthly fee is $9,315. The Company shares a portion of the space with West Nevada Precious Metals Corporation. Mr. Alberto DoCouto is the beneficial owner of West Nevada Precious Metals and Tamer's Management, the majority shareholder of the Company. At this time, the Company is in negotiations to solidify a definitive Occupancy and Use Agreement retroactive to February 1, 2003. Currently, the Company is paying the entire monthly fee under the lease.

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

West Nevada Precious Metals Corporation has made many loans to the Company. These loans carry no interest. In total, West Nevada Precious Metals Corporation has made a total of $3,130,678 in loans to the Company. In December 2002, the Company agreed to exchange 2,656,595 shares of the Company's stock for debt in the amount of $1,593,957. In July 2003, 5,341,749 shares of the Company's stock were exchanged for debt in the amount of $934,806.

As of September 30, 2004, West Nevada Precious Metals Corporation has made a total of $802,838 in loans to the Company, which has not been repaid.

In December 2003, the Company sold it's Model 8DXT Nessie Cutter Dredge and related parts and equipment to West Nevada Precious Metal Corporation for debt in the amount of $245,380.00, above Vista's net book by approximately $187,000. Vista determined that the Dredge was unsuitable for operation in Peru.

On August 19, 2004, the Company acquired 4,000 shares of Miranda Mining I (Guyana), a corporation incorporated under the Companies Act of Guyana ("Miranda I") from Miranda III Mining (Guyana), Inc., a corporation incorporated under the Companies Act of Guyana ("Miranda III") in exchange for the issuance of 36,000,000 restricted shares of Vista common stock, $.001 par value pursuant to the Asset Purchase Agreement, dated June 30, 2004 between Vista and Miranda III ("the Agreement"). A copy of the Agreement is attached to a July 1, 2004 Form 8K as Exhibit 10.1 and is hereby incorporated by reference. The 4,000 shares of capital stock of Miranda I acquired by Vista represents a 40% ownership interest in Miranda I. Miranda III is 100% owned by Alberto DoCouto, who is the majority shareholder of Vista. Furthermore, Mr. DoCouto owns and controls the remaining 60% of Miranda I.
All related party transactions with entities controlled by Mr. DoCouto have been approved by the Board of Directors of the Company.

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

3.3      Certificate of Reduction of Capital, dated April 22, 1983(2)

3.4      Certificate of Renewal and Revival of Charter (3)

3.5      Amendment of Certificate of Incorporation(4)

3.6      Amendment of Certificate of Incorporation

3.7      By-Laws of the Corporation (3)

10.1     Occupancy and Use Agreement

10.2     Asset Purchase Agreement (8)

10.3     Amended to Asset Purchase Agreement (9)

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

(2) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1983

(3) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1999

(4) Incorporated by reference from the Company's Interim Report on Form 8-K filed on August 2nd, 2002

(5) Incorporated by reference from the Company's Interim Report on Form 8-K filed on June 13th, 2002

(6) Incorporated by reference from the Company's Interim Report on Form 8-K filed on December 30th, 2003

(7) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended January 20, 2004

(8) Incorporated by reference from the Company's Interim Report on Form 8-K filed on July 1, 2004.

(9) Incorporated by reference from the Company's Interim Report on Form 8-K/A filed on July 30, 2004.


(b)  Reports on Form 8K

     None.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The audit fees billed to the Company by Franklin Griffith & Associates (formerly CFO Advantage, Inc.) for fiscal years ended September 30, 2003 and 2004 were approximately $26,000 and $23,000, respectively. These fees pertain to the audit of the Company's annual financial statements and quarterly Form 10-QSBs.

Audit-Related Fees, Tax Fees and All Other Fees. No "audit-related fees," "tax fees" or "all other fees," as those terms are defined by the Securities and Exchange Commission, were paid to CFO Advantage, Inc. for the fiscal years ended September 30, 2003 and 2004. Audit-related fees paid to the former accountant, Malone & Bailey, PLLC for fiscal year ended September 30, 2003 approximated $16,000, which pertains to the quarterly Form 10-QSBs.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               VISTA CONTINENTAL CORPORATION



                               By: /s/ Lawrence Nash
                                   ------------------------------------------
                                   Lawrence Nash (Chief Executive Officer)
                                   Date: January 21, 2005


                               By: /s/ Howard Rubinoff
                                   ------------------------------------------
                                   Howard Rubinoff (Secretary)
                                   Date: January 21, 2005


                               By: /s/ Ashak Rustom
                                   ------------------------------------------
                                   Ashak Rustom (Director & Accounting
                                   Principal)
                                   Date: January 21, 2005


                               By: /s/ Takao Nishimura
                                   ------------------------------------------
                                   Takao Nishimura (Director)
                                   Date: January 21, 2005


                               By: /s/ Richard Smythe
                                   ------------------------------------------
                                   Richard Smythe (Director)
                                   Date: January 21, 2005


                               By: /s/ Steven Hegedus
                                   ------------------------------------------
                                   Steven Hegedus (Director)
                                   Date:  January 21, 2005