Form 10QSB
period 2004-12-31
VISTA CONTINENTAL CORP
filed 2005-02-24
CIK 18886

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: December 31, 2004

[ ]  Transition Report Under Section 13 or 15(d) of the Exchange Act.

Commission File Number: 2-90519

VISTA CONTINENTAL CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware	72-0510027
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

6600 W. Charleston Blvd. #118, Las Vegas, NV	89146
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (702)-228-2077

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of February 14, 2005, the Issuer had issued and outstanding 82,069,543 shares of common stock $.001.

TABLE OF CONTENTS

.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VISTA CONTINENTAL CORPORATION
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
(UNAUDITED)

	(Unaudited)	(Audited)
	December 31, 2004	September 30, 2004
ASSETS

Current assets
Cash	$ 1,394	$ 22,523
Prepaid expenses	907	1,134
Total current assets	2,301	23,657

Property and equipment, net	160,419	206,250
Investment in Miranda I	1,300,938	1,485,927
Rental properties, net	--	--
Mining concessions	99,275	99,275
Deposits	4,575	4,575

Total assets	$ 1,567,508	$ 1,819,684

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 115,279	$ 46,174
Accrued expenses and other liabilities	210,611	181,239
Loan from related party	905,813	802,838
Total current liabilities	1,231,703	1,030,251

Total liabilities	1,231,703	1,030,251

Minority interest	5,106,508	5,286,093

Stockholders' deficit
Common stock; $.001 par value; 145,000,000 shares
authorized, 82,069,543 shares and 81,239,543 shares
issued and outstanding as of Dec. 31, 2004 and Sep. 30, 2004	82,069	81,239
Additional paid-in capital	10,607,426	10,334,818
Accumulated deficit	(15,460,198)	(14,912,717)
Total stockholders' deficit	(4,770,702)	(4,496,660)

Total liabilities and stockholders' deficit	$ 1,567,508	$ 1,819,684
See Accompanying Notes to Financial Statements

VISTA CONTINENTAL CORPRATION
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended	For the three months ended
	December 31, 2004	December 31, 2003

Revenue	$ --	$ --

Operating expenses
Mining exploration expenses	78,870	30,110
Depreciation expense	45,831	-
Payroll expense	-	-
Loss on disposal of assets	-	-
General and administrative	427,376	247,687

Total operating expenses	552,077	277,797

Loss from operations	(552,077)	(277,797)

Other income (expenses):
Rental property expenses, net	-	(40,109)
Other expense	-	(318)
Interest income	-	-
Interest expense	-	-
Gain on sale of equipment	-	-
Gain on sale of equipment	10,000	-
Gain on sale of rental property	-	202,506
Unrealized loss on investment	(184,989)	-
Total other income (expenses)	(174,989)	162,079

Loss before provision for income taxes
and minority interest	(727,066)	(115,718)
Provision for income taxes	--	--

Loss before minority interest	(727,066)	(115,718)
Loss applicable to minority interest	179,585	68,536

Net loss	$ (547,481)	$ (47,182)

Basic and diluted loss per common share	$ (0.01)	$ (0.00)

Basic and diluted weighted average
common shares outstanding	81,936,210	45,239,543
See Accompanying Notes to Financial Statements

VISTA CONTINENTAL CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended	For the three months ended
	December 31, 2004	December 31, 2003
Cash flows from operating activities:
Net loss	$ (547,481)	$ (47,182)
Adjustments to reconcile net loss to
net cash used by operating activities:
Stock based compensation	273,438	-
Stock issued in lawsuit settlement	-	-
Depreciation	45,831	59,835
Change in minority interest from operations	-	-
Reduction of note payable to shareholder for his share of expenses	-	-
Gain on disposal of assets	(10,000)	-
Imputed interest on shareholder loan	-	-
Gain on sale of equipment	-	-
Gain on sale of rental properties	-	(202,506)
Unrealized loss on investment	184,989	-
Changes in operating assets and liabilities:
Change in prepaid expenses	227	-
Change in deposit	-	40
Change in accounts payable	69,105	(143,573)
Change in accrued expenses and other liabilities	29,372	(6,817)
Change in tenant security deposits	-	-
Change in minority interest	(179,585)	(68,536)
Net cash used by operating activities	(134,104)	(408,739)

Cash flows from investing activities:
Proceeds from sale of fixed assets	10,000	-
Acquisition of mining concessions	-	-
Proceeds from sale of rental properties	-	332,000
Net cash used by investing activities	10,000	332,000

Cash flows from financing activities:
Increase (Decrease) in loan from related party	102,975	76,766
Proceeds from notes payable	--	--
Repayment of notes payable	--	--
Contributions from stockholder	--	--
Net cash provided by financing activities	102,975	76,766

Net increase in cash	(21,129)	27

Cash, beginning of period	22,523	26,419

Cash, end of period	$ 1,394	$ 26,446
	-	3,978
	(1,394)	(22,468)
Supplementary cash flow information:	(697)	(11,234)
Exchange of mining equipment for loan from shareholder	$ --	$ 245,380

See Accompanying Notes to Financial Statements

VISTA CONTINENTAL CORPORATION
(AN EXPLORATORY STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended September 30, 2004 of Vista Continental Corporation (the "Company").

The interim financial statements present the balance sheet, statements of operations and cash flows of Vista Continental Corporation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of December 31, 2004 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

2. GOING CONCERN

Going concern - The Company incurred cumulative net losses of approximately $15,460,000 from operations as of December 31, 2004 and has not commenced its mining operations, rather, still in the exploratory stages, raising substantial doubt about the Company’s ability to continue as a going concern. The Company plans to continue its exploratory and drilling endeavors. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. LOAN FROM RELATED PARTY

The Company's majority stockholder, Alberto Docouto, has advanced cash to the Company over time, as needed. As a result of such advances, loan from stockholder totals $905,813 at December 31, 2004, which are unsecured, due on demand and bears no interest.

VISTA CONTINENTAL CORPORATION
(AN EXPLORATORY STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. LITIGATION

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

As set forth above, the Company previously reported that on June 6, 2002, the Company Shares were issued to the shareholders of VCC Nevada in exchange for the Nevada Stock, in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and that VCC Nevada became a wholly owned subsidiary of the Company. During the third quarter of 2003, the Company discovered that the shares of the Company were never issued to the shareholders of VCC Nevada in exchange for the Nevada Stock, and that VCC Nevada may never have become a wholly owned subsidiary of the Company.

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

At this time, the Company is consulting with legal counsel on how to proceed. This filing reflects the possible position that since Tamer's Management Ltd. signed the Agreement, Tamer's Management Ltd. was bound by the Agreement and effectively exchanged its shares of VCC Nevada for shares of the Company. Therefore, this filing reflects the position that as of June 6, 2002, the Company did acquire approximately 75% of VCC Nevada from Tamer's Management Ltd. in exchange for 30,000,000 shares of the Company and that the remaining 25% of VCC Nevada is currently owned by the other 400 shareholders of VCC Nevada. However, counsel has informed the Company that another possible position the Company may take would be that no VCC shares can be exchanged, including Tamer’s Management Ltd’s exchange with the Company, until a proper registration has been completed. Were this position adopted, all of the assets and properties currently owned by VCC would not be the property of the Company and the prior filings and financial statements would need to be amended. In order to comply with applicable securities regulations and to complete the acquisition of VCC Nevada, the Company plans to file a registration statement with the Securities and Exchange Commission (the "Commission") to register the Shares to be issued to the remaining shareholders of VCC Nevada in exchange for the remaining issued and outstanding shares of VCC Nevada, or in the second scenario, to register all VCC Nevada shareholder’s shares, including Tamer’s Management Ltd shares, for exchange.

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

As a result of the above, the Company may be exposed to potential liabilities in connection with the Reorganization and Stock Purchase Agreement, including but not limited to a violation of Section 5 of the Securities Act of 1933. Additionally, certain issues exist with respect to the status of the Company's ownership of VCC Nevada. See Risk Factors disclosed in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2004, which are expressly incorporated herein by reference.

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

5. STOCKHOLDER’S EQUITY

During the three months ended December 31, 2004, the Company issued stock for services as follows:

430,000 shares of common stock issued at $0.12 per share for services valued at $50,000.
400,000 shares of common stock issued at $0.40 per share for services valued at $160,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION
-----------------------------------------------------------------------------------------------------------
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
-------------------------------------------------------------------------------

THE COMPANY

The Company was originally formed as a Delaware corporation in 1958 under the name Carrtone Laboratories, Inc. The Company pursued various business operations that ultimately proved unsuccessful. Since 1958, the Company has undergone a number of name changes and reorganizations. Prior to June 2002, the Company had no operations and was a shell corporation named Century Laboratories, Inc. with its securities traded on the Over-the-Counter Bulletin Board (“OTCBB”). On April 9, 2002, the Company, then known as Century Laboratories, Inc., entered into a Reorganization and Stock Purchase Agreement with Vista Continental Corporation, a privately owned Nevada corporation (“VCC Nevada”), for the purpose of acquiring 100% of the issued and outstanding shares of VCC Nevada. At that time, VCC Nevada was engaged in exploring and developing certain mining claims. In a current report on Form 8-K, dated June 12, 2002, the Company disclosed that the transaction contemplated by the Reorganization and Stock Purchase Agreement, dated April 9, 2002, closed. In furtherance of the Agreement, Robert Bryan, the sole officer and director of the Company resigned effective June 6, 2002, and the officers and directors designated by VCC Nevada assumed the positions as officers and directors of the Company. The Company’s current report on Form 8-K, dated June 12, 2002, is incorporated herein by reference.

Since June 6, 2002, the Company has been filing its quarterly and annual reports required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) under the presumption that the transaction contemplated by the Agreement had closed. However, during the third quarter of 2003 the Company learned that only one shareholder of VCC Nevada committed to exchange its shares of VCC Nevada common stock for shares of the Company’s stock, by signed the Agreement. The shareholder of VCC Nevada, who executed the Agreement, owned approximately 75% of VCC Nevada. Accordingly, VCC Nevada is not a wholly owned subsidiary of the Company. The Company owns approximately 75% of VCC Nevada. See section entitled “The Reorganization and Stock Purchase Agreement,” below.

The Reorganization and Stock Purchase Agreement
---------------------------------------------------------------

On April 9, 2002, the Company entered into a Reorganization and Stock Purchase Agreement with VCC Nevada, for the purpose of acquiring 100% of the issued and outstanding shares of VCC Nevada (the “Agreement”). The Agreement designates the parties to the Agreement as follows: the Company, then known as Century Laboratories, Inc. (“Century”), the Shareholders of Century who are or will be the owners of or otherwise represent at least Fifty-One Percent (51%) of all the issued and outstanding shares of common stock (the “Century Stockholders”) and VCC Nevada. Pursuant to the Agreement, the Company was to exchange an aggregate number of 39,837,355 newly issued shares of the Company’s $.001 par value common stock (the “Company Shares”) on a one-for-one basis to the shareholders of VCC Nevada for 100% of the issued and outstanding shares of VCC Nevada or an aggregate 39,837,355 shares of common stock, $.001 par value per share of VCC Nevada (the “Nevada Stock”). The Agreement was signed by Robert Bryan, the president of Century at that time, Bryan Design, the majority shareholder of Century at that time, and Lawrence Nash, the president of VCC Nevada. The Agreement was also signed by Tamer’s Management Ltd., the 75% shareholder of VCC Nevada. A copy of the Agreement is hereby incorporated by reference as Exhibit 2.1

As set forth above, the Company previously reported that on June 6, 2002, the Company Shares were issued to the shareholders of VCC Nevada in exchange for the Nevada Stock, in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and that VCC Nevada became a wholly owned subsidiary of the Company. During the third quarter of 2003, the Company discovered that the shares of the Company were never issued to the shareholders of VCC Nevada in exchange for the Nevada Stock, and that VCC Nevada never became a wholly owned subsidiary of the Company.

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

Since Tamer’s Management Ltd. signed the Agreement, Tamer’s Management Ltd. was bound by the Agreement and effectively exchanged its shares of VCC Nevada for shares of the Company. Accordingly, as of June 6, 2002, the Company did acquire approximately 75% of VCC Nevada from Tamer’s Management Ltd. in exchange for 30,000,000 shares of the Company. The remaining 25% of VCC Nevada is currently owned by the other 400 shareholders of VCC Nevada. In order to comply with applicable securities regulations and to complete the acquisition of VCC Nevada, the Company plans to file a registration statement with the Securities and Exchange Commission (the “Commission”) to register the Shares to be issued to the remaining shareholders of VCC Nevada in exchange for the remaining issued and outstanding shares of VCC Nevada.

As a result of the above, the Company may be exposed to potential liabilities in connection with the Reorganization and Stock Purchase Agreement, including but not limited to a violation of Section 5 of the Securities Act of 1933. See The Section entitled “Risk Factors,” below.

Background of VCC Nevada Within the Last Five Years
---------------------------------------------------------------------

Alberto DoCouto, through Tamer’s Management Ltd., was the founder and 99% shareholder of Quillabamba Mining, S.A.C., a Peruvian corporation on July 1, 1998. Quillabamba Mining, S.A.C. owns the rights to certain mining claims and equipment located in Peru. Thereafter, Tamer’s Management Ltd. contributed its 99% interest in Quillabamba Mining, S.A.C. to Vista Continental Development Corporation, a Nevada corporation, in exchange for 23,500,000 shares of Vista Continental Development Corporation. Vista Continental Development Corporation changed its name to Vista Continental Corporation (“VCC Nevada”) on December 16, 1999. On April 9, 2002, VCC Nevada entered into the Reorganization and Stock Purchase Agreement with the Company as described above.

Description of Business
-----------------------------

This section entitled Description of Business describes the business of the Company’s partially owned subsidiary VCC Nevada and constitutes the only business operations of the Company at this time.
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
------------------

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
---------------------

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
----------------------

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
--------------------

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
-----------------------

In addition to the drilling program, we concluded the preparation of a detailed contour map of our entire claim block. The preparation of this map will enable us to better evaluate our exploration results and identify any trends that may be present within our concessions.

Test Mining and Process Plant Testing
-----------------------------------------------

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

Proposed Peruvian Activities
-----------------------------------

We hope to institute Phase II in 2005. The program should last approximately 60 days. We anticipate the cost of the program to be approximately $700,000. At this time, however, we lack the funding to proceed and do not have any future prospects to obtain such funding.
Palma Real West
-----------------------

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
--------------------

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

Titanium Testing
---------------------

The presence of titanium dioxide was discovered while doing metallurgical testing to determine rare earth recovery in early 2003. This metal will be assayed much more extensively during the next phase to determine it’s possible economic viability. Despite the test results, there can be no assurance that the Company will be able to successfully mine for titanium or that the Company will generate any revenues from mining titanium.

Rare Earth and Zirconium Metallurgical Testing
-----------------------------------------------------------

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
GUYANA OPERATIONS THROUGH MIRANDA I OWNERSHIP

Miranda I is the owner, through two deeds of assignment, of the exclusive rights to mine 31 river claims located along the Mazaruni River in the interior of the Republic of Guyana (the “River Claims”). Miranda I is also the owner, in addition to other assets, of two 10-inch Hydraulic Cutterhead Dredges, which are located in the Republic of Guyana.

The Republic of Guyana is a former British colony located on the northeastern coast of South America. Guyana covers an area of approximately 214,970 square kilometers and hosts a population of approximately 750,000 people. Guyana is the only English speaking country in South America

Miranda I’s claims are located on the Mazaruni River approximately 200 kilometers south of the city of Georgetown, the capital of Guyana. The claims are accessible by river with an airstrip located approximately 50 kilometers from Red Hill at the village of Kurapong. From Kurapong, easy river access is available to most of the claims. Commercial river taxi and freight services are numerous along the Mazaruni River.

Mining Claims of Miranda I
-----------------------------------

Miranda I’s claims are split into two groups of river concessions. The first group, designated as the “Fish Pan” claims, consists of 15 river claims. The second group, designated as the “Red Hill” claims consists of 16 river claims. The two sets of claims are approximately 50 kilometers apart. One of the river claims consists of one mile of navigable river. The total area of the Fish Pan claims is approximately 2,300 hectares. The Fish Pan claim assignment is for 12 years and requires a 10% tribute to be paid on the gross monetary proceeds from all gold, diamonds, and other precious metals recovered and sold. The total area of the Red Hill claims is approximately 3,000 hectares. The term of the assignment is indefinite and does not contain a royalty or tribute clause. All gold produced from these claims is required to be sold to the Guyana Gold Board, which pays a price based on the published London Daily Price.

Miranda I Business Strategy
-----------------------------------

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

PLAN OF OPERATIONS

Peru

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

Guyana

Miranda I’s current plans are to mine the river claims by dredging the rivers with two to three cutterhead dredges. Currently, Miranda I is the owner of two fully functioning dredges and a third dredge that needs to be completed, as well as ground penetrating radar surveys (GPR) of the areas of interest to Miranda I. The dredges allow mining at a depth of approximately 20 meters. The processing plant on each dredge has a production capacity of approximately 300 tons for every 24 hours running time.

At the present time, all operations have temporarily ceased in regards to the mining of the claims. Miranda I is currently in the process of reevaluating the mining locations and the dredge recovery system to improve recovery. Miranda I plans to spend approximately $350,000 to upgrade and refurbish the two existing dredges. Furthermore, another $150,000 will be needed to complete construction of the third dredge. Miranda I’s current plan is to complete construction of the new recovery system on all the dredges and place them on the Fish Pan. At the present time, Miranda I does not have the funding to proceed with operations. Furthermore, Vista does not have the funding to contribute either. Alberto DoCouto, the majority shareholder of Vista and the owner of the remaining 60% of Miranda I has expressed his intentions to fund the project. There is no guarantee, however, that he will have the capacity to do so.

LIQUIDITY AND CAPITAL RESOURCES

During the three month period ended December 31, 2004, the Company satisfied its working capital needs from cash on hand at the beginning of the period and from loans from Alberto DoCouto, the Company's majority shareholder. As of December 31, 2004, the Company had cash on hand in the amount of $1,400. As of February 22, 2005, the Company is approximately 4 months in arrears with respect to its President’s compensation arrangement and Principal Accounting Officer. Currently, the Company does not have sufficient capital resources to sustain its operating activities. As noted in the accompanying notes to the December 31, 2004 financial statements, the Company has a going concern issue since it has not commenced its operations and has recurring and cumulative net losses.

The Company estimates that the costs to maintain the corporate office in Las Vegas, Nevada will be approximately $600,000 to $800,000, including salaries, over the next 12 months. The Company believes that the majority shareholder will continue to loan the Company monies, however there is no assurance that he will continue to do so or will he have the financial wherewithal to do so. The Company will need additional funds in order to effectuate its business strategy. There is no assurance that the Company will be able to obtain such additional funds, when needed. Even if the Company is able to obtain additional funds, there is no assurance that the Company will be able to effectuate its plan of operations. Any prospective investor seeking to invest in the Company, would do so at their own risk considering all the foregoing factors and other discussions mentioned elsewhere in this Form 10-QSB.

ITEM 3. CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures by Ashak Rustom, the Company's Accounting Principal, and Dr. Lawrence Nash, the Company's Chief Executive Officer, as of a date within 90 days of the filing date of this quarterly report, such officers have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

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
------------------------------------------------------------------------------------------------

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

ITEM 5. OTHER INFORMATION

The Reorganization and Stock Purchase Agreement
--------------------------------------------------------------

On April 9, 2002, the Company entered into a Reorganization and Stock Purchase Agreement with VCC Nevada, for the purpose of acquiring 100% of the issued and outstanding shares of VCC Nevada (the “Agreement”). The Agreement designates the parties to the Agreement as follows: the Company, then known as Century Laboratories, Inc. (“Century”), the Shareholders of Century who are or will be the owners of or otherwise represent at least Fifty-One Percent (51%) of all the issued and outstanding shares of common stock (the “Century Stockholders”) and VCC Nevada. Pursuant to the Agreement, the Company was to exchange an aggregate number of 39,837,355 newly issued shares of the Company’s $.001 par value common stock (the “Company Shares”) on a one-for-one basis to the shareholders of VCC Nevada for 100% of the issued and outstanding shares of VCC Nevada or an aggregate 39,837,355 shares of common stock, $.001 par value per share of VCC Nevada (the “Nevada Stock”). The Agreement was signed by Robert Bryan, the president of Century at that time, Bryan Design, the majority shareholder of Century at that time and Lawrence Nash, the president of VCC Nevada. The Agreement was also signed by Tamer’s Management Ltd., the 75% shareholder of VCC Nevada. A copy of the Agreement is attached as an exhibit to the Company’s current report on Form 8-K, dated June 12, 2002, and is incorporated herein by reference.

As set forth above, the Company previously reported that on June 6, 2002, the Company Shares were issued to the shareholders of VCC Nevada in exchange for the Nevada Stock, in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and that VCC Nevada became a wholly owned subsidiary of the Company. During the third quarter of 2003, the Company discovered that the shares of the Company were never issued to the shareholders of VCC Nevada in exchange for the Nevada Stock, and that VCC Nevada never became a wholly owned subsidiary of the Company.

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

Since Tamer’s Management Ltd. signed the Agreement, Tamer’s Management Ltd. was bound by the Agreement and effectively exchanged its shares of VCC Nevada for shares of the Company. Accordingly, as of June 6, 2002, the Company did acquire approximately 75% of VCC Nevada from Tamer’s Management Ltd. in exchange for 30,000,000 shares of the Company. The remaining 25% of VCC Nevada is currently owned by the other 400 shareholders of VCC Nevada. In order to comply with applicable securities regulations and to complete the acquisition of VCC Nevada, the Company plans to file a registration statement with the Securities and Exchange Commission (the “Commission”) to register the Shares to be issued to the remaining shareholders of VCC Nevada in exchange for the remaining issued and outstanding shares of VCC Nevada.

In connection with the above issues, the Company has been in contact with the Commission in an attempt to have the Commission approve the Company’s proposed plan of corrective action. To date the Commission has not advised the Company whether or not the Company’s plan of corrective action will or will not be approved by the Commission.

As a result of the above, the Company may be exposed to potential liabilities in connection with the Reorganization and Stock Purchase Agreement, including but not limited to a violation of Section 5 of the Securities Act of 1933. See Risk Factors disclosed in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2004, which are expressly incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a)   Exhibits

Exhibit #	Document

2.1	Reorganization and Stock Purchase Agreement by and between Century Laboratories, Inc. and Vista Continental Corporation. (5)

3.1	Certificate of Incorporation, as amended on August 10, 1977(1)

3.2	Certificate of Amendment of Certificate of Incorporation, dated April 22, 1983(2)

3.3	Certificate of Reduction of Capital, dated April 22, 1983(2)

3.4	Certificate of Renewal and Revival of Charter (3)

3.5	Amendment of Certificate of Incorporation(4)

3.6	Amendment of Certificate of Incorporation

3.7	By-Laws of the Corporation (3)

10.1	Asset Purchase Agreement Dated June 30th, 2004 (6)

31.1	302 Certification of Dr. Lawrence Nash

31.2	302 Certification of Ashak Rustom

32.1	906 Certification of Dr. Lawrence Nash

32.2	906 Certification of Ashak Rustom

  (1) Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1992

(2)  Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1983

(3) Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 1999

(4) Incorporated by reference from the Company’s Interim Report on Form 8-K filed on August 2nd, 2002

(5) Incorporated by reference from the Company’s Interim Report on Form 8-K filed on June 13th, 2002

(6) Incorporated by reference from the Company’s Interim Report on Form 8-K filed on July 1, 2004

(7) Incorporated by reference from the Company’s Interim Report on Form 8-K filed on July 30, 2004

(b)  Reports on Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ Lawrence Nash     Date: February 23, 2005
Dr. Lawrence Nash
President and Chief Executive Officer

By: /s/ Ashak Rustom      Date: February 23, 2005
Ashak Rustom
Accounting Principal