Form 10QSB
period 2005-03-31
VISTA CONTINENTAL CORP
filed 2005-05-13
CIK 18886

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


[X]    Quarterly  Report  Under  Section 13 or 15(d) of the Securities Exchange
       Act         of 1934.

       For the quarterly period ended:  March 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of May 16, 2005, the Issuer had issued and outstanding 85,963,659 shares of common stock $.001.





                               TABLE OF CONTENTS


Page No

PART I - FINANCIAL INFORMATION......................................

Item 1.   Financial Statements......................................

          Balance Sheets............................................

          Statements of Operations
      	  (three months ended March 31, 2005 and 2004) .............

          Statements of Cash Flows
          (three months ended March 31, 2005 and 2004)..............

    	  Notes to Financial Statements.............................

Item 2.   Management's Discussion And Plan Of Operations............

Item 3.   Controls and Procedures  .................................


PART II - OTHER INFORMATION.........................................

Item 1.   Legal Proceedings.........................................

Item 2.   Changes in Securities.....................................

Item 3.   Defaults Upon Senior Securities...........................

Item 4.   Submission of Matters to a Vote of Security Holders.......

Item 5.   Other Information.........................................

Item 6.   Exhibits & Reports on Form 8-K............................

SIGNATURES..........................................................

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

	                         VISTA CONTINENTAL CORPORATION
	                        (AN EXPLORATION STAGE COMPANY)
	                                 BALANCE SHEET
	                                  (UNAUDITED)

	                                            (Unaudited)                    (Audited)
 		                                  March 31, 2005               September 30, 2005


                                 ASSETS

Current assets
Cash         		                         $	      546              $	   22,523
Prepaid expenses		                            7,952	                    1,134
  Total current assets			                    8,498 	                   23,657

Property and equipment, net		                  115,584	                  206,250
Investment in Miranda I 		                1,241,707 	                1,485,927
Rental properties, net					       --	                       --
Mining concessions 		                           99,275	                   99,275
Deposits 		                                    4,575	                    4,575

Total assets		                         $	1,469,639               $	1,819,684

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable		                 $	  190,850               $	   46,174
Accrued expenses and other liabilities			  251,902	                  181,239
Loan from related party			                1,040,016	                  802,838
  Total current liabilities 		                1,482,768	                1,030,251

Total liabilities				        1,482,768	                1,030,251

Minority interest 		                        4,970,970	                5,286,093

Stockholders' deficit
Common stock; $.001 par value;
 145,000,000 shares authorized,
 85,963,659 shares and 81,239,543
 shares issued and outstanding as
 of Mar 31, 2005 and Sep. 30, 2004		           85,963	                   81,239
Additional paid-in capital		               10,992,943	               10,334,818
Prepaid consulting fees paid with
 common stock       			                 (189,608)
Accumulated deficit		                      (15,873,397)	              (14,912,717)
  Total stockholders' deficit			       (4,984,099)	               (4,496,660)

Total liabilities and stockholders' deficit	  $	1,469,639                $	1,819,684



                See Accompanying Notes to Financial Statements


                         VISTA CONTINENTAL CORPRATION
                        (AN EXPLORATION STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                             For the three	For the three	For the six	For the six
                                             months ended	months ended    months ended    month ended
                                             March 31, 2005	March 31, 2004  March 31, 2005  March 31, 2004


Revenue                                      $		--      $	   --   $	   --   $	    --

Operating expenses
Mining exploration expenses                          3,451	        2,739	       82,322	        32,849
Depreciation expense                                44,835	       98,755	       90,666	       158,590
General and administrative                         409,169	      206,871 	      836,543 	       248,225


Total operating expenses			   457,455	      308,365	    1,009,531	       439,664
Loss from operations			          (457,455)	     (308,365)       (439,664)	    (1,009,531)

Other income (expenses):
Rental property expenses, net                            -	            -	            -	       (40,007)
Other expense                                            -	       (3,785)	            -	        (3,785)
Interest income                                       	 - 	          156	            -		     -
Interest expense                                 	 - 	            - 		    -		  (163)
Gain on sale of equipment                                -		               10,000
Gain on sale of rental property                          -	            - 		    -		55,905
Unrealized loss on investment                      (91,282)               	     (276,270)

Total other income (expenses)			   (91,282)	       (3,629)	     (266,270)	        11,950

Loss before provision for
income taxes and minority interest		  (548,737) 	     (311,994)     (1,275,801)	      (427,714)

Provision for income taxes                              --	           --	           -- 		    --

Loss before minority interest		          (548,737)	     (311,994)     (1,275,801)        (427,714)
Loss applicable to                                 135,538	       76,166	      315,123	       144,705
minority interest

Net loss                                      $	  (413,199)   $	     (235,828)  $    (960,678)  $     (283,009)

Basic and diluted loss per                    $	     (0.00)   $		(0.01)  $	(0.01)  $	 (0.01)
common share

Basic and diluted weighted
average common shares outstanding               85,963,659	   45,239,543	   85,963,659	    45,239,543


		See Accompanying Notes to Financial Statements








	                         VISTA CONTINENTAL CORPORATION
	 	                (AN EXPLORATION  STAGE COMPANY)
	                     CONSOLIDATED STATEMENTS OF CASH FLOWS
	                                  (UNAUDITED)
                                                              	    For the		     For the
                                                             	six months ended	six months ended
                                                             	 March 31, 2005		 March 31, 2004
							      ------------------	----------------
Cash flows from operating activities:
 Net loss
                                                              $		(960,679)	$	(283,009)
 Adjustments to reconcile net loss to
 net cash used by operating activities:

   Stock based compensation 		                                 472,842		       -
   Stock issued in lawsuit settlement 		                               - 		       -
   Depreciation                          		                       -		 158,590
   Change in minority interest from operations                                 - 		       -
   Reduction of note payable to
    shareholder for his share of expenses				       - 		       -
   Gain on disposal of assets 		                                 (10,000)		       -
   Imputed interest on shareholder loan 		                       -		       -
   Gain on sale of equipment     		                               -  		       -
   Gain on sale of rental properties  		                               - 		(202,506)
   Unrealized loss on investment    		                         244,220
   Changes in operating assets and liabilities:
   Change in prepaid expenses      		                        (196,426)		   3,785
   Change in preaid consulting expenses paid with
    common stock					                 189,607		       -
   Change in deposit		                                               -		   1,163
   Change in accounts payable 		                                 145,075		(152,448)
   Change in accrued expenses and other liabilities                       70,663		     616
   Change in tenant security deposits  		                               -		       -
   Change in minority interest		                                (315,123)		(144,702)
							      ------------------	----------------
     Net cash used by operating activities				(359,821)		(618,511)


Cash flows from investing activities:
 Purchase of property and equipment                                            - 		       -
 Proceeds from sale of fixed assets                                       10,000		       -
 Acquisition of mining concessions                                             -		       -
 Proceeds from sale of rental properties                                       -		 332,000
							      ------------------	----------------
     Net cash used by investing activities				  10,000		 332,000


Cash flows from financing activities:
 Increase (Decrease) in loan from related party                          237,178		 320,373
 Proceeds from notes payable                                                  --		      --
 Repayment of notes payable                                                   --		      --
							      ------------------	----------------
 Contributions from stockholder                                               -- 		      --
     Net cash provided by financing activities			         237,178		 320,373
							      ------------------	----------------

Net increase in cash                                                    (112,643)		  33,862


Cash, beginning of period                                                 22,523		  26,419
							      ------------------	----------------

Cash, end of period                                                $	 (90,120)	$	  60,281
							      ==================	================

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2005 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

2. GOING CONCERN

Going concern - The Company incurred cumulative net losses of approximately $15,873,397 from operations as of March 31, 2005 and has not commenced its mining operations, rather, still in the exploratory stages, raising substantial doubt about the Company's ability to continue as a going concern. The Company plans to continue its exploratory and drilling endeavors. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. LOAN FROM RELATED PARTY

The Company's majority stockholder, Alberto Docouto, has advanced cash to the Company over time, as needed. As a result of such advances, loan from stockholder totals $1,040,016 at March 31, 2005, which are unsecured, due on demand and bears no interest.

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

At this time, the Company is consulting with legal counsel on how to proceed. This filing reflects the possible position that since Tamer's Management Ltd. signed the Agreement, Tamer's Management Ltd. was bound by the Agreement and effectively exchanged its shares of VCC Nevada for shares of the Company. Therefore, this filing reflects the position that as of June 6, 2002, the Company did acquire approximately 75% of VCC Nevada from Tamer's Management Ltd. in exchange for 30,000,000 shares of the Company and that the remaining 25% of VCC Nevada is currently owned by the other 400 shareholders of VCC Nevada. However, counsel has informed the Company that another possible position the Company may take would be that no VCC shares can be exchanged, including Tamer's Management Ltd's exchange with the Company, until a proper registration has been completed. Were this position adopted, all of the assets and properties currently owned by VCC would not be the property of the Company and the prior filings and financial statements would need to be amended. In order to comply with applicable securities regulations and to complete the acquisition of VCC Nevada, the Company plans to file a registration statement with the Securities and Exchange Commission (the "Commission") to register the Shares to be issued to the remaining shareholders of VCC Nevada in exchange for the remaining issued and outstanding shares of VCC Nevada, or in the second scenario, to register all VCC Nevada shareholder's shares, including Tamer's Management Ltd shares, for exchange.

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

5. STOCKHOLDER'S EQUITY

During the three months ended March 31, 2005, the Company issued stock for services as follows:

1,000,000 shares of common stock issued at $0.10 per share for services valued at $100,000.

294,116 shares of common stock issued at $0.10 per share for services valued at $29,411.

2,600,000 shares of common stock issued at $0.10 per share for services valued at $260,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION
-------------------------------------------------------------------------------
          ----------------------------
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. With the exception of historical matters, the matters discussed herein are forward looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements.
-------------------------------------------------------------------------------

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

At this time, the Company is consulting with legal counsel on how to proceed. This filing reflects the possible position that since Tamer's Management Ltd. signed the Agreement, Tamer's Management Ltd. was bound by the Agreement and effectively exchanged its shares of VCC Nevada for shares of the Company. Therefore, this filing reflects the position that as of June 6, 2002, the Company did acquire approximately 75% of VCC Nevada from Tamer's Management Ltd. in exchange for 30,000,000 shares of the Company and that the remaining 25% of VCC Nevada is currently owned by the other 400 shareholders of VCC Nevada. However, counsel has informed the Company that another possible position the Company may take would be that no VCC shares can be exchanged, including Tamer's Management Ltd's exchange with the Company, until a proper registration has been completed. Were this position adopted, all of the assets and properties currently owned by VCC would not be the property of the Company and the prior filings and financial statements would need to be amended. In order to comply with applicable securities regulations and to complete the acquisition of VCC Nevada, the Company plans to file a registration statement with the Securities and Exchange Commission (the "Commission") to register the Shares to be issued to the remaining shareholders of VCC Nevada in exchange for the remaining issued and outstanding shares of VCC Nevada, or in the second scenario, to register all VCC Nevada shareholder's shares, including Tamer's Management Ltd shares, for exchange.

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

Rare Earth and Zirconium Metallurgical Testing
-----------------------------------------------------------

Unfortunately, metallurgical testing during early 2003 had been unsuccessful in attempting to improve recoveries of rare earths and zirconium. Consequently, no further assaying for these minerals will be conducted until a gold resource has been defined. Once a resource has been defined, assays for these minerals will be done to identify any possible economics that may arise as a by-product of the gold recovery facility.

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

LIQUIDITY AND CAPITAL RESOURCES

       During the three month period ended March 31, 2005, the Company satisfied its working capital needs from cash on hand at the beginning of the period and from loans from Alberto DoCouto, the Company's majority shareholder. As of March 31, 2005, the Company had cash on hand in the amount of $546. As of May 16, 2005, the Company is approximately 8 months in arrears with respect to its President's compensation arrangement and Principal Accounting Officer. Currently, the Company does not have sufficient capital resources to sustain its operating activities. As noted in the accompanying notes to the March 31, 2005 financial statements, the Company has a going concern issue since it has not commenced its operations and has recurring and cumulative net losses.

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

                          ITEM II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Deborah Donoghue v. Vista Continental Corporation and Alberto DoCouto
-------------------------------------------------------------------------------


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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In February 2005, The Research Works, Inc. was engaged to provide research services in the area of corporate finance. The Company issued 1,000,000 shares of restricted stock in connection with these services valued at approximately $100,000.

In  February  2005,  Kings  Pointe Capital was engaged to provide business  and
financial advisory services.   The  Company issued 294,116 restricted shares in
connection with these services valued at approximately $29,411.

In February 2005, CLX & Associates Inc. was engaged to provide business and financial advisory services. The Company issued 2,600,000 restricted shares in connection with these services valued at approximately $260,000.



ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A


ITEM 5. OTHER INFORMATION

N/A

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

(a)      Exhibits

Exhibit 				Document
#

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


By:  /s/ Lawrence Nash                               Date:  May 16, 2005
        Dr. Lawrence Nash
        President and Chief Executive Officer

By:   /s/ Ashak Rustom                               Date:  May 16, 2005
        Ashak Rustom
        Accounting Principal

EXHIBIT 31.1

                                CERTIFICATION

I, Lawrence Nash, Chief Executive Officer of Vista Continental Corporation, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Vista Continental Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



                           Signed:  /s/ Lawrence Nash
                                  ------------------------------
                                   Name:    Lawrence Nash
                                   Title:   Chief Executive Officer
                                      May 16, 2005






EXHIBIT 31.2
                                CERTIFICATION

I, Ashak Rustom, Accounting Principal of Vista Continental Corporation, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Vista Continental Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



                                Signed:  /s/ Ashak Rustom
                                      ---------------------------------
                                      Name:    Ashak Rustom
                                      Title:   Accounting Principal
                                         May 16, 2005



EXHIBIT 32.1

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Vista Continental Corporation. (the "Company") on Form 10-QSB for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lawrence Nash, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                    /s/ Lawrence Nash
                                       --------------------------
                                        Lawrence Nash
                                        Chief Executive Officer
                                            May 16, 2005

EXHIBIT 32.2

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Vista Continental Corporation. (the "Company") on Form 10-QSB for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ashak Rustom, Accounting Principal of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                     /s/ Ashak Rustom
                                        --------------------------
                                         Ashak Rustom
                                         Accounting Principal
                                             May 16, 2005