Form 10QSB
period 2005-06-30
VISTA CONTINENTAL CORP
filed 2005-08-03
CIK 18886

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

       For the quarterly period ended:  June 30, 2005

[ ]    Transition Report Under Section 13 or 15(d) of the Exchange Act.


                      Commission File Number:  333-102687


                         VISTA CONTINENTAL CORPORATION
       (Exact name of small business issuer as specified in its charter)



                   Delaware                               72-0510027
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)



		6600 W. Charleston Blvd. #118, Las Vegas, NV  89146
		  (Address of principal executive offices)  (Zip Code)



      Registrant's telephone number, including area code:  (702)-228-2077


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [  ] No

State  the  number  of  shares  outstanding of each of the issuer's classes  of
common equity, as of the last practicable  date:   As  of   August 1, 2005, the
Issuer had issued and outstanding 89,296,992 shares of common stock $.001.





                               TABLE OF CONTENTS


								Page No


PART I - FINANCIAL INFORMATION

    Item 1.   Financial Statements

          Balance Sheets...........................................1

          Statements of Operations.................................2
   	 (three months ended June 30, 2005 and 2004)

          Statements of Cash Flows.................................3
         (three months ended June 30, 2005 and 2004)

    Notes to Financial Statements

    Item 2.   Management's Discussion And Plan Of Operations.......4

    Item 3.   Controls and Procedures..............................5

PART II - OTHER INFORMATION

    Item 1.   Legal Proceedings....................................6

    Item 2.   Changes in Securities................................7

    Item 3.   Defaults Upon Senior.................................7

Securities

    Item 4.    Submission of Matters to a Vote of Security Holders.7

    Item 5.    Other Information...................................7

    Item 6.    Exhibits & Reports on Form 8-K......................8


SIGNATURES






PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         VISTA CONTINENTAL CORPORATION
                        (AN EXPLORATION STAGE COMPANY)
                                 BALANCE SHEET
                                  (UNAUDITED)


					June 30, 2005		September 30, 2004
					(Unaudited)
					-------------		------------------
		 ASSETS

Current assets
  Cash					 $	353 		 $	22,523
  Prepaid expenses			     63,757	 		 1,134
					 ----------		 -------------
	Total current assets		     64,110	 		23,657

Property and equipment, net		     86,310	 	       206,250
Investment in Miranda I			  1,022,427 		     1,485,927
Mining concessions			     99,275	 		99,275
Deposits				      4,575	 		 4,575
					 ----------		 -------------
Total assets				 $1,276,697 		 $   1,819,684
					 ==========		 =============
 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable			 $   89,399 		 $	46,174
  Accrued expenses and other liabilities    304,561	 	       181,239
  Loan from related party		  1,222,152	 	       802,838
					 ----------		 -------------
	Total current liabilities	  1,616,112	 	     1,030,251
					 ----------		 -------------
Total liabilities			  1,616,112 		     1,030,251

Minority interest			  4,794,144	 	     5,286,093


Stockholders' deficit
  Common stock; $.001 par value;
	145,000,000 shares authorized,
	89,296,992 shares issued and
	outstanding	 		     89,296	 	        81,239
  Additional paid-in capital		 11,189,610	 	    10,334,818
  Accumulated deficit		        (16,412,465)		   (14,912,717)
					 ----------		 -------------
	Total stockholders' deficit	 (5,133,559)		    (4,496,660)
					 ----------		 -------------
Total liabilities and
stockholders' deficit			 $1,276,697 		 $   1,819,684
					 ==========		 =============

Page 1

                         VISTA CONTINENTAL CORPORATION
                        (AN EXPLORATION STAGE COMPANY)
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)




					For the three months ended 	For the three months ended	For the nine months ended	For the nine months ended
						June 30, 2005			June 30, 2004			June 30, 2005			June 30, 2004
					--------------------------	--------------------------	-------------------------	-------------------------
Revenue					 $		-- 		 $		-- 		 $		-- 		 $		--

Operating expenses
Mining exploration expenses			     8,142		 	     2,739	 		    90,464	 		    35,588
Depreciation expense				    29,275	 		    43,172	 		   119,942	 		   201,762
General and administrative		 	   402,077 		 	   207,436 		 	 1,238,620 		 	   455,661
					 -----------------		 -----------------		 -----------------		 -----------------
	Total operating expenses	 	   439,494 		 	   253,347 		 	 1,449,026 		 	   693,011
					 -----------------		 -----------------		 -----------------		 -----------------
	Loss from operations	 		  (439,494)			  (253,347)		 	(1,449,026)		 	  (693,011)

Other income (expenses):
Rental property expenses, net				 -	 		    (1,250)				 -	 		   (41,257)
Other expense		 				 - 		 		 - 		 		 - 			    (3,785)
Interest expense		 			 - 		 		96 		 		 - 		 	       (67)
Gain (Loss) on sale of equipment		 	 - 			    				    10,000 		 		 -
Gain on sale of rental property		 		 - 		 		 - 		 		 - 		 	    55,905
Unrealized loss on investment		 	  (276,401)				 - 		 	  (552,671)				 -
					 -----------------		 -----------------		 -----------------		 -----------------
	Total other income (expenses)		  (276,401)			    (1,154)			  (542,671)		 	    10,796
					 -----------------		 -----------------		 -----------------		 -----------------
Loss before provision for income taxes
  And minority interest				  (715,895)			  (254,501)			(1,991,697)			  (682,215)
Provision for income taxes				--		 		--		 		-- 				--
					 -----------------		 -----------------		 -----------------		 -----------------
Loss before minority interest			  (715,895)			  (254,501)			(1,991,697)			  (682,215)
Loss applicable to minority interest		   176,826	 		    62,553	 		   491,949	 		   207,260
					 -----------------		 -----------------		 -----------------		 -----------------
Net loss			 	 $	  (539,069)		 $	  (191,948)		 $	(1,499,748)		 $	  (474,955)
					 =================		 =================		 =================		 =================
Basic and diluted loss per common share	 $	     (0.01)		 $	     (0.00)		 $	     (0.02)		 $	     (0.01)
					 =================		 =================		 =================		 =================
Basic and diluted weighted average
  common shares outstanding			89,296,922	 		45,239,543	 		84,572,157 			45,239,543
					 =================		 =================		 =================		 =================

Page 2

                         	VISTA CONTINENTAL CORPORATION
                        	(AN EXPLORATION STAGE COMPANY)
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  	  (UNAUDITED)


						 For the nine months ended 	For the nine months ended
							June 30, 2005			June 30, 2004
						 -------------------------	-------------------------
Cash flows from operating activities:
  Net loss				 	 $	(1,499,748)		$	(474,957)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
    Stock based compensation				   799,214		 	       -
    Depreciation					   119,942	 		 201,762
    Change in minority interest from operations		  (491,949)			       -
    Gain on disposal of assets				   (10,000)			       -
    Gain on sale of rental properties			 	 - 		 	(202,506)
    Unrealized loss on investment			   463,500
Changes in operating assets and liabilities:			 -
    Change in prepaid expenses			 	   (62,623)			   2,261
    Stockbased prepaid expenses			 	    63,235
    Change in deposit			 			 - 		 	   1,163
    Change in accounts payable			 	    43,223	 		(197,202)
    Change in accrued expenses and
	other liabilities				   123,322	 		  (2,670)
    Change in minority interest			 		 -	   		(207,255)
						 -----------------		----------------
	Net cash used by operating activities		  (451,884)			(879,404)

Cash flows from investing activities:
  Proceeds from sale of fixed assets			    10,000		 	       -
  Proceeds from sale of rental properties			 -   		 	 332,000
						 -----------------		----------------
	Net cash used by investing activities		    10,000 		 	 332,000

Cash flows from financing activities:
  Increase (Decrease) in loan from related party	   419,314	 		 569,321
  Proceeds from sale of stock				       400
						 -----------------		----------------
	Net cash provided by financing activities 	   419,714	 		 569,321

Net increase in cash					   (22,170)			  21,917

Cash, beginning of period				    22,523	 		  26,419
						 -----------------		----------------
Cash, end of period				 $	       353 		$	  48,336
						 =================		================
Supplementary cash flow information:
	Cash payments for interest		 $		-- 		$	      67
						 =================		================

                See Accompanying Notes to Financial Statements



Page 3





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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2005 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

2. GOING CONCERN

Going concern - The Company incurred cumulative net losses of approximately $16,412,465 from operations as of June 30, 2005 and has not commenced its mining operations, rather, still in the exploratory stages, raising substantial doubt about the Company's ability to continue as a going concern. The Company plans to continue its exploratory and drilling endeavors. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. LOAN FROM RELATED PARTY

The Company's majority stockholder, Alberto Docouto, has advanced cash to the Company over time, as needed. As a result of such advances, loan from majority stockholder totals $1,200,732 at June 30, 2005, which are unsecured, due on demand and bears no interest.

The Company's principal accounting officer had advanced $7,420 as of June 30, 2005. The amount is unsecured, due on demand and bears no interest.

A stockholder of the company had advanced $14,000 as of June 30, 2005. The amount is unsecured, due on demand and bears no interest.










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

5. STOCKHOLDER'S EQUITY

During the six months ended June 30, 2005, the Company issued stock for services as follows:

   1,000,000 shares of common stock issued at $0.10 per share for services valued at $100,000.

   294,116 shares of common stock issued at $0.10 per share for services valued at $29,411.

   2,600,000 shares of common stock issued at $0.10 per share for services valued at $260,000.

   3,333,333 shares of common stock issued at $0.06 per share for services valued at $200,000.






Page 4







ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION
-------------------------------------------------------------------------------
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. With the exception of historical matters, the matters discussed herein are forward looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements.
-------------------------------------------------------------------------------

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

LIQUIDITY AND CAPITAL RESOURCES

       During the three month period ended June 30, 2005, the Company satisfied its working capital needs from cash on hand at the beginning of the period and from loans from Alberto DoCouto, the Company's majority shareholder. As of June 30, 2005, the Company had cash on hand in the amount of $353. As of May 16, 2005, the Company is approximately 9 months in arrears with respect to its President's compensation arrangement and Principal Accounting Officer. Currently, the Company does not have sufficient capital resources to sustain its operating activities. As noted in the accompanying notes to the June 30, 2005 financial statements, the Company has a going concern issue since it has not commenced its operations and has recurring and cumulative net losses.

The Company estimates that the costs to maintain the corporate office in Las Vegas, Nevada will be approximately $600,000 to $800,000, including salaries, over the next 12 months. The Company in the past had the majority shareholder provide loans to the Company for operational needs, however there is no assurance that such loans will continue or whether the majority shareholder will he have the financial wherewithal to do so. The Company will need additional funds in order to effectuate its business strategy. There is no assurance that the Company will be able to obtain such additional funds, when needed. Even if the Company is able to obtain additional funds, there is no assurance that the Company will be able to effectuate its plan of operations. Any prospective investor seeking to invest in the Company, would do so at their own risk considering all the foregoing factors and other discussions mentioned elsewhere in this Form 10-QSB.


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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In May 2005, Hunter Wise Financial Group, LLC. was compensated for advisory services in the area of corporate finance. The Company issued 3,333,333 shares of restricted stock in connection with these services valued at approximately $200,000.


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


By:  /s/ Lawrence Nash                               Date:  August 2, 2005
 -------------------------------------
        Dr. Lawrence Nash
        President and Chief Executive Officer

By:   /s/ Ashak Rustom                               Date:  August 2, 2005
 -------------------------------------
        Ashak Rustom
        Accounting Principal