Form 10QSB/A
period 2005-06-30
VISTA CONTINENTAL CORP
filed 2006-01-11
CIK 18886

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB/A


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

       For the quarterly period ended:  June 30, 2005

[ ]    Transition Report Under Section 13 or 15(d) of the Exchange Act.


                      Commission File Number:  333-102687


                           VISTA CONTINENTAL CORPORATION
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)



                   Delaware                               72-0510027
---------------------------------------------- ---------------------------------
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)



                 6600 W. Charleston Blvd. #117, Las Vegas, NV	   89146
		 --------------------------------------------	----------
		   (Address of principal executive offices)	(Zip Code)



      Registrant's telephone number, including area code:  (702)-228-2077


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

[The following amendment revises previously filed 10-QSB for the quarterly period ended June 30, 2005 to reflect that Mr. Alberto Docouto is not a majority shareholder based upon the Company's in depth review of its shareholders' list and write-off of the Company's Investment in Miranda I as of June 30, 2005]


                               TABLE OF CONTENTS


									Page No

PART I - FINANCIAL INFORMATION...........................................   3

Item 1.  Financial Statements............................................ 3-5

         Balance Sheets..................................................   3

         Statements of Operations
	 (three months ended June 30, 2005 and 2004).....................   4

         Statements of Cash Flows
	 (three months ended June 30, 2005 and 2004).....................   5

Notes to Financial Statements............................................ 6-11

Item 2.  Management's Discussion And Plan Of Operations..................12-23

Item 3.  Controls and Procedures  .......................................   23

PART II - OTHER INFORMATION..............................................

Item 1.  Legal Proceedings...............................................   24

Item 2.  Changes in Securities...........................................   24

Item 3.  Defaults Upon Senior Securities.................................   25

Item 4.  Submission of Matters to a Vote of Security Holders.............   25

Item 5.  Other Information...............................................   25

Item 6.  Exhibits & Reports on Form 8-K..................................   25

SIGNATURES...............................................................   26






PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         VISTA CONTINENTAL CORPORATION
                        (AN EXPLORATION STAGE COMPANY)
                                 BALANCE SHEET
                                  (UNAUDITED)



							 June 30, 2005
							  (Unaudited)
							---------------

ASSETS

Current assets
   Cash			 				$	    353
   Prepaid expenses			     	     		 63,757
	Total current assets		     	     		 64,110

Property and equipment, net		     	     		 86,309
Investment in Miranda I				 	 	     --
Mining concessions			     	     		 99,275
Deposits				      	      		  4,575
							---------------
Total assets				 		$   	254,270
							===============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Accounts payable			 		$    	 89,399
   Accrued expenses and other liabilities	    		304,561
   Loan from related party			    		417,814
							---------------
	Total current liabilities		    		811,774
							---------------
Long-term liabilities
   Loan from related party			    		804,338
							---------------
	Total liabilities		 	    		811,774

Minority interest				  	      4,794,144


Stockholders' deficit
   Common stock; $.001 par value;
     145,000,000 shares	authorized,
     89,296,992 shares issued and
     outstanding		 89,296
   Additional paid-in capital			 	     11,189,610
   Accumulated deficit			 		    (17,434,892)
							---------------
	Total stockholders' deficit		 	     (5,133,559)
							---------------
	Total liabilities and stockholders' deficit	$	254,270
							===============


                See Accompanying Notes to Financial Statements


                         			 VISTA CONTINENTAL CORPRATION
                        			(AN EXPLORATION STAGE COMPANY)
                           			   STATEMENTS OF OPERATIONS
                                  			  (UNAUDITED)



					For the three 	 	For the three		For the nine 		For the nine
					months ended		months ended		months ended		months ended
					June 30, 2005		June 30, 2004		June 30, 2005		June 30, 2004
					-------------		-------------		-------------		-------------

Revenue				 	$	   -- 		$	   -- 		$	   -- 		$	   --

Operating expenses
   Mining exploration expenses			8,142	 		2,739	 	       90,464	 	       35,588
   Depreciation expense			       29,275	 	       43,172	 	      119,942	 	      201,762
   General and administrative		      402,077	 	      207,436	 	    1,238,620	 	      455,661
					-------------		-------------		-------------		-------------
	Total operating expenses	      439,494	 	      253,347 		    1,449,026 		      693,011
					-------------		-------------		-------------		-------------
	Loss from operations		     (439,494)		     (253,347)		   (1,449,026)		     (693,011)

Other income (expenses):
   Rental property expenses, net		    -	 	       (1,250)			    -	 	      (41,257)
   Other expense				    -	 		    - 			    -	 	       (3,785)
   Impairment loss on Investment in
     Miranda I				    1,022,427	 		    -	 	    1,022,427	 		    -
   Interest expense		 		    -	 		   96	 		    -	 		  (67)
   Gain (Loss) on sale of equipment		    - 		       			       10,000	 		    -
   Gain on sale of rental property		    -	 		    -	 		    - 		       55,905
   Unrealized loss on investment	     (276,401)			    -	 	     (552,671)			    -
					-------------		-------------		-------------		-------------
	Total other income (expenses)	   (1,298,828)		       (1,154)		   (1,565,098)		       10,796
					-------------		-------------		-------------		-------------
	Loss before provision for
	income taxes and minority
	interest			   (1,738,322)		     (254,501)		   (3,014,124)		     (682,215)
Provision for income taxes			   -- 			   --	 		   --	 		   --
					-------------		-------------		-------------		-------------
	Loss before minority interest	   (1,738,322)		     (254,501)		   (3,014,124)		     (682,215)

Loss applicable to minority interest	      429,366	 	       62,553	 	      744,489	 	      207,260
					-------------		-------------		-------------		-------------
Net loss			 	$  (1,561,496)		$    (191,948)		$  (2,522,175)		$    (474,955)
					=============		=============		=============		=============
Basic and diluted loss per common share	$	(0.02)		$	(0.00)		$	(0.03)		$	(0.01)
					=============		=============		=============		=============
Basic and diluted weighted average
	common shares outstanding	   89,296,922 		   45,239,543 		   84,572,157 		   45,239,543
					=============		=============		=============		=============

                			See Accompanying Notes to Financial Statements


                         		VISTA CONTINENTAL CORPRATION
                        	       (AN EXPLORATION STAGE COMPANY)
                           		  STATEMENTS OF OPERATIONS
                                  		 (UNAUDITED)



								For the nine  		For the nine
								months ended		months ended
								June 30, 2005		June 30, 2004
								-------------		-------------

Cash flows from operating activities:
   Net loss						 	$  (1,499,748)		$    (474,957)
   Adjustments to reconcile net loss to
     net cash used by operating activities:
	Stock based compensation				      799,214		 	    -
	Depreciation						      119,942	 	      201,762
	Impairment loss on investment in Miranda I		    1,022,427		 	    -
	Change in minority interest from operations		     (491,949)			    -
	Gain on disposal of assets				      (10,000)			    -
	Gain on sale of rental properties				    -	 	     (202,506)
	Unrealized loss on investment				      463,500
   Changes in operating assets and liabilities:				    -
	Change in prepaid expenses				      (62,623)			2,261
	Stockbased prepaid expenses				       63,235
	Change in deposit						    -	 		1,163
	Change in accounts payable				       43,223	 	     (197,202)
	Change in accrued expenses and other liabilities	      123,322	 	       (2,670)
	Change in minority interest					    -	   	     (207,255)
								-------------		-------------
		Net cash used by operating activities		      570,543	 	     (879,404)

Cash flows from investing activities:
   Proceeds from sale of fixed assets				       10,000		 	    -
   Proceeds from sale of rental properties				    -	   	      332,000
								-------------		-------------
		Net cash used by investing activities		       10,000	 	      332,000

Cash flows from financing activities:
   Increase (Decrease) in loan from related party		      419,314	 	      569,321
   Proceeds from sale of stock					          400
								-------------		-------------
		Net cash provided by financing activities 	      419,714	 	      569,321

Net increase in cash						    1,000,257	 	       21,917

Cash, beginning of period					       22,523	 	       26,419
								-------------		-------------
Cash, end of period					   	$   1,022,780 		$      48,336
								=============		=============
Supplementary cash flow information:
   Cash payments for interest				   	$	   -- 		$	   67
								=============		=============


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

3. LOAN FROM RELATED PARTY

A stockholder of the Company, Alberto Docouto, through an entity controlled by him, West Nevada Precious Metals Corp., has advanced cash to the Company over time, from time to time. As a result of such advances, advances from stockholder total $1,200,732 at June 30, 2005, which are unsecured, of which $396,394 is not part of a demand note and $804,338 is due at November
17, 2009 and  bears 5% interest.

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

6. INVESTMENT IN MIRANDA I AND OTHER RELATED EVENTS

 VISTA CONTINENTAL CORPORATION VS. ALBERTO DOCOUTO, MIRANDA III MINING (GUYANA) INC., AND MIRANDA I MINING (GUYANA) INC.

 On September 21, 2005, a lawsuit was filed in Nevada, Clark County District Court, Eighth Judicial District . Vista Continental Corporation, a Delaware Corporation vs. Alberto DoCouto, an individual, Miranda III Mining, (Guyana) Inc., a Foreign corporation, Miranda I Mining, (Guyana) Inc., a Foreign corporation, DOES I through X, inclusive and ROE Corporations XI through XX, inclusive and assigned Civil Case Number: A510417 (the "Litigation").

 The  Litigation  entails  the  following allegations: On June 30,  2004,
Vista Continental Corporation ("Vista") entered into an asset purchase agreement with Miranda Mining III (Guyana) Inc., a corporation incorporated under the Companies Act of Guyana ("Miranda III") whereby Vista agreed to purchase from Miranda III 4,000 shares of the issued and outstanding capital stock of Miranda Mining I (Guyana) Inc., a corporation incorporated under the Companies Act of Guyana (Miranda I). The 4,000 shares of capital stock of Miranda I owned by Miranda III represented a 40% equity interest in Miranda
I.  The  purchase  price  for the assets was 36,000,000  restricted  shares  of
Vista's common stock, $.001 par value. In July of 2005, Vista received correspondence from certain parties in Guyana as asserting that Miranda I was in breach of contract in regards to certain claims and assets that were allegedly purchased by Miranda I prior to the June 30, 2004, which Vista contends violates the representations and warranties of the asset purchase agreement. This has called into question whether Miranda I actually had full legal ownership of the assets it claimed to own at the time of the asset purchase agreement. Vista Continental Corporation has brought claims against the defendants including breach of contract and fraudulent/intentional misrepresentation in regards to the representation made in the asset purchase agreement and is seeking judicial relief. At this time, Vista does not believe it has any assets or claims in Guyana and has no plans to pursue any such claims. As a result, management has written off its investment in Maranda I totaling $1,022,427 as an impairment of asset as of June 30, 2005.

 Vista  has  also   alleged  intentional  interference  with  contractual
relations and intentional interference with prospective economic advantage in regards to certain actions by Mr. Docouto against Vista's corporate governance, financial plans and operations.

On Sept 21, 2005, the court ordered that a temporary restraining order be placed on Mr. Docouto to prevent him from 1) interfering with the business operations of Vista, 2) holding himself out as an Officer or Director of the Board of Directors of Vista, 3) communicating with third parties or hold himself out as an authorized representative of Vista, 4) being present at the Vista Corporate Headquarters without prior written notice and consent of Vista's President and Board of Directors, 5) publishing any statement or representation on behalf of Vista to any third party including but not limited to third parties with which Vista has a business relationship, as well as other prohibitions. (See Exhibit 99.1.)

Vista, in turn, was also required to refrain from making any defamatory ststements against Docouto and from removing or destroying any documents.

 On September 26, 2005 the court ordered that a prelimary injunction be placed against Mr. Docouto carrying essentially the same provisons as the Temporary Restraining Order of September 21, 2005, with the additional provisions that Mr. Docouto not 1) contact any board members, officers, agents, servants, employees, shareholders of Vista pending this litigation and that Mr. Docouto and Vista Continental Corporation 2) not make or publish any disparaging remarks about the other party to the litigation. (See Exhibit 99.2)

 On November 22, 2005 it was found and ordered by the Court that 1) Docouto has publicly filed docouments with the Delaware Secretary of State, the Nevada Secretary of State, and the Securities and Exchange Commission, in violation of the Injunction, 2) Docouto has represented himself as the sole Director of Vista to Signature Stock Transfer Agent, and interfered with Vista's business, also in violation of the Injunction, 3) Docouto removed funds in the amount of $85,000.00 from the Vista bank account, also in violation of the Injunction, 4) the Order for Preliminary Injunction should remain in full force and effect and binding on both Parties, 5) Docouto has been held in contempt of court and subject to sanctions to be determined and imposed by the Court at the status hearing of December 6, 2005, 6) Docouto shall take any and all actions necessary to return Vista to the status quo by correcting all statements, filings, representations and acts committed in violation of the Injunction. (See Exhibit 99.3).

On December 6, 2005 the Court ordered that 1.) Vista post a $500,000.00 bond, 2.) Dec. 15 be set for a status check and censure of Mr. Docouto related to the finding of the court that Mr. Docouto had been held in contempt.(See Exhibit 99.4)


 COUNTER CLAIM VS. VISTA  CONTINENTAL  CORPORATION,  LAWRENCE  NASH,  AND
ASHAK RUSTOM

On October 31, 2005, a Counter Claim was filed by Docouto and additional parties West Nevada Precious Metals Corporation , a Nevada Corporation, Tamers Management, Ltd., Miranda I Mining and Miranda II Mining, counterclaimants in the same proceeding, , vs. Vista Continental Corporation, a Delaware Corporation, Lawrence Nash and Ashak Rustom.

The basis of the counterclaim against Vista is for demand of a promissory note. The amount demanded is $1,125,732. It is Vista's position that the note demanded is not due until 2009 and said action is not ripe. The counterclaimants also allege that Lawrence Nash and Ashak Rustom have domain and control over assignment documents related to the note and have refused to furnish such documents. Vista believes these claims to be without merit and will rigorously defend against these claims.

Docouto has also alleged that himself and companies under his control were unlawfully evicted from the Vista offices and claims damages of $500,000 against Nash and Rustom. The counterclaimant has also alleged breach of fiduciary duty against Nash and Rustom and has asked for damages in the amount in excess of $3,000,000. Vista's management believes said claims are completely without merit and will rigorously defend these claims.

The counterclaimants also seek declaratory relief to declare that Docouto is the majority shareholder of Vista, and that Nash and Rustom be removed as officers and director and of Vista. The counterclaimants have also requested that Nash and Rustom be prohibited from directing Vista to issue new stock.

A hearing to determine Docouto's shareholder status is set for March of 2006.

Vista and its management believe all claims are wholly and completely without merit and believes they will successfully defend all claims.

 RESCISSION OF PREVIOUS FILINGS

The following filings are hereby rescinded in their entirety. The following filings were made without knowledge of Vista Continental Corporation and have been ordered by the court to be properly rescinded. (See Exhibit 99.3)
8K filed on 10/26/05 PRE 14C filed on 10/26/05, 8K/A filed on 11/03/05, DEF 14C filed on 11/15/05. These filings were all made by Mr. Docouto and discuss the dismissal of all Vista board members and officers and the election of new officers and directors. Vista contends that Mr. Docouto does not have a majority ownership in Vista and lacked the requisite ability or authority to make these filings. Without ruling on Docouto's shareholder status, the court ordered that Docouto shall take any and all actions necessary to return
Vista to the status quo by correcting all statements, filings, representations and acts, as they were committed in violation of the Injunction.

 INFORMATION ON FILINGS


 Mr. Docouto or his agent on 10/26/05 filed an 8K on behalf of the corporation, which was found to be in violation of the court order prohibiting him for interfering in the business of Vista or holding himself out as an officer or director.

On 11/15/05 Mr. Docouto filed a 14C report with the Securities and Exchange Commission. This 14C was also in violation of the court order as not authorized by the Company and yet was also distributed by Docouto by U.S. mail to shareholders of record of Vista Delaware.

 On  11/23/05, based on information and belief, Mr. Docouto filed the DEF
14C in which he claims to use his voting power to reelect the Board members in an effort to appease the court. Vista contends that the officers and board members have retained their positions throughout, and that Mr. Docouto's actions were not valid. Mr. Docouto is not now and was not at the time of filing, either an officer or director of the Company, nor authorized to act for the company in any capacity. The aforementioned filings were not made by Vista's management. Any person relying on or using in any manner the information in the aforementioned filings in making an investment decision with respect to the common stock of the Registrant or for any other purpose does so at his, her or its own risk.

 On December 6, 2005, Vista Continental Corporation received a letter of resignation from Mr. Howard Rubinoff, resigning from his position as Corporate Secretary. The company is currently considering suitable candidates to replace Mr. Rubinoff and in the interim the position is being held by Mr. Ashak Rustom, Director and Accounting Principal.

The current executive and directors are:

Dr. Lawrence Nash	  Chief Executive Officer and President
Ashak Rustom              Accounting Principal, Secretary

Directors:

Ashak Rustom
V. Takao Nishimura
Dr. Steve Hegedus
Richard Smythe Phd.

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

The Reorganization and Stock Purchase Agreement
-------------------------------------------------------------------------------

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

Background of VCC Nevada Within the Last Five Years
-------------------------------------------------------------------------------

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

Description of Business
-------------------------------------------------------------------------------

This section entitled Description of Business describes the business of the Company's partially owned subsidiary VCC Nevada and constitutes the only business operations of the Company at this time.

We are a U.S.-based gold and other metals exploration and development company. Our principal assets are located in the Republic of Peru and the Republic of Guyana. Through our 99% owned subsidiary, Quillabamba Mining, S.A.C, we own three mining concessions located in central Peru located along the Urubamba River. Furthermore, we have a 40% equity interest in Miranda Mining I (Guyana), Inc.

VISTA CONTINENTAL CORPORATION VS. ALBERTO DOCOUTO, MIRANDA III MINING (GUYANA) INC., AND MIRANDA I MINING (GUYANA) INC.

 On September 21, 2005, a lawsuit was filed in Nevada, Clark County District Court, Eighth Judicial District . Vista Continental Corporation, a Delaware Corporation vs. Alberto DoCouto, an individual, Miranda III Mining, (Guyana) Inc., a Foreign corporation, Miranda I Mining, (Guyana) Inc., a Foreign corporation, DOES I through X, inclusive and ROE Corporations XI through XX, inclusive and assigned Civil Case Number: A510417 (the "Litigation").

 The Litigation entails  the  following  allegations:  On  June 30, 2004,
Vista Continental Corporation ("Vista") entered into an asset purchase agreement with Miranda Mining III (Guyana) Inc., a corporation incorporated under the Companies Act of Guyana ("Miranda III") whereby Vista agreed to purchase from Miranda III 4,000 shares of the issued and outstanding capital stock of Miranda Mining I (Guyana) Inc., a corporation incorporated under the Companies Act of Guyana (Miranda I). The 4,000 shares of capital stock of Miranda I owned by Miranda III represented a 40% equity interest in Miranda
I. The purchase price for the assets was 36,000,000 restricted shares of Vista's common stock, $.001 par value. In July of 2005, Vista received correspondence from certain parties in Guyana as asserting that Miranda I was in breach of contract in regards to certain claims and assets that were allegedly purchased by Miranda I prior to the June 30, 2004, which Vista contends violates the representations and warranties of the asset purchase agreement. This has called into question whether Miranda I actually had full legal ownership of the assets it claimed to own at the time of the asset purchase agreement. Vista Continental Corporation has brought claims against the defendants including breach of contract and fraudulent/ intentional misrepresentation in regards to the representation made in the asset purchase agreement and is seeking judicial relief. At this time, Vista does not believe it has any assets or claims in Guyana and has no plans to pursue any such claims. As a result, management has written off its investment in Maranda I totaling $1,022,427 as an impairment or asset as of June 30, 2005.

 Vista   has  also  alleged  intentional  interference  with  contractual relations and intentional interference with prospective economic advantage in regards to certain actions by Mr. Docouto against Vista's corporate governance, financial plans and operations.

On Sept 21, 2005, the court ordered that a temporary restraining order be placed on Mr. Docouto to prevent him from 1) interfering with the business operations of Vista, 2) holding himself out as an Officer or Director of the Board of Directors of Vista, 3) communicating with third parties or hold himself out as an authorized representative of Vista, 4) being present at the Vista Corporate Headquarters without prior written notice and consent of Vista's President and Board of Directors, 5) publishing any statement or representation on behalf of Vista to any third party including but not limited to third parties with which Vista has a business relationship, as well as other prohibitions. (See Exhibit 99.1.)

Vista, in turn, was also required to refrain from making any defamatory ststements against Docouto and from removing or destroying any documents.


 On September 26, 2005 the court ordered that a prelimary injunction be placed against Mr. Docouto carrying essentially the same provisons as the Temporary Restraining Order of September 21, 2005, with the additional provisions that Mr. Docouto not 1) contact any board members, officers, agents, servants, employees, shareholders of Vista pending this litigation and that Mr. Docouto and Vista Continental Corporation 2) not make or publish any disparaging remarks about the other party to the litigation. (See Exhibit 99.2)


 On November 22, 2005 it was found and ordered by the Court that 1) Docouto has publicly filed docouments with the Delaware Secretary of State, the Nevada Secretary of State, and the Securities and Exchange Commission, in violation of the Injunction, 2) Docouto has represented himself as the sole Director of Vista to Signature Stock Transfer Agent, and interfered with Vista's business, also in violation of the Injunction, 3) Docouto removed funds in the amount of $85,000.00 from the Vista bank account, also in violation of the Injunction, 4) the Order for Preliminary Injunction should remain in full force and effect and binding on both Parties, 5) Docouto has been held in contempt of court and subject to sanctions to be determined and imposed by the Court at the status hearing of December 6, 2005, 6) Docouto shall take any and all actions necessary to return Vista to the status quo by correcting all statements, filings, representations and acts committed in violation of the Injunction. (See Exhibit 99.3).

On December 6, 2005 the Court ordered that 1.) Vista post a $500,000.00 bond, 2.) Dec. 15 be set for a status check and censure of Mr. Docouto related to the finding of the court that Mr. Docouto had been held in contempt.(See Exhibit 99.4)

 COUNTER CLAIM VS. VISTA  CONTINENTAL  CORPORATION,  LAWRENCE  NASH,  AND
ASHAK RUSTOM


On October 31, 2005, a Counter Claim was filed by Docouto and additional parties West Nevada Precious Metals Corporation , a Nevada Corporation, Tamers Management, Ltd., Miranda I Mining and Miranda II Mining, counterclaimants in the same proceeding, , vs. Vista Continental Corporation, a Delaware Corporation, Lawrence Nash and Ashak Rustom.

The basis of the counterclaim against Vista is for demand of a promissory note. The amount demanded is $1,125,732. It is Vista's position that the note demanded is not due until 2009 and said action is not ripe. The counterclaimants also allege that Lawrence Nash and Ashak Rustom have domain and control over assignment documents related to the note and have refused to furnish such documents. Vista believes these claims to be without merit and will rigorously defend against these claims.

Docouto has also alleged that himself and companies under his control were unlawfully evicted from the Vista offices and claims damages of $500,000 against Nash and Rustom. The counterclaimant has also alleged breach of fiduciary duty against Nash and Rustom and has asked for damages in the amount in excess of $3,000,000. Vista's management believes said claims are completely without merit and will rigorously defend these claims.

The counterclaimants also seek declaratory relief to declare that Docouto is the majority shareholder of Vista, and that Nash and Rustom be removed as officers and director and of Vista. The counterclaimants have also requested that Nash and Rustom be prohibited from directing Vista to issue new stock.

A hearing to determine Docouto's shareholder status is set for March of 2006.

Vista and its management believe all claims are wholly and completely without merit and believes they will successfully defend all claims.

 RESCISSION OF PREVIOUS FILINGS

The following filings are hereby rescinded in their entirety. The following filings were made without knowledge of Vista Continental Corporation and have been ordered by the court to be properly rescinded. (See Exhibit 99.3)
8K filed on 10/26/05 PRE 14C filed on 10/26/05, 8K/A filed on 11/03/05, DEF 14C filed on 11/15/05. These filings were all made by Mr. Docouto and discuss the dismissal of all Vista board members and officers and the election of new officers and directors. Vista contends that Mr. Docouto does not have a majority ownership in Vista and lacked the requisite ability or authority to make these filings. Without ruling on Docouto's shareholder status, the court ordered that Docouto shall take any and all actions necessary to return
Vista to the status quo by correcting all statements, filings, representations and acts, as they were committed in violation of the Injunction.

 INFORMATION ON FILINGS


 Mr. Docouto or his agent on 10/26/05 filed an 8K on behalf of the corporation, which was found to be in violation of the court order prohibiting him for interfering in the business of Vista or holding himself out as an officer or director.

On 11/15/05 Mr. Docouto filed a 14C report with the Securities and Exchange Commission. This 14C was also in violation of the court order as not authorized by the Company and yet was also distributed by Docouto by U.S. mail to shareholders of record of Vista Delaware.

 On  11/23/05, based on information and belief, Mr. Docouto filed the DEF
14C in which he claims to use his voting power to reelect the Board members in an effort to appease the court. Vista contends that the officers and board members have retained their positions throughout, and that Mr. Docouto's actions were not valid. Mr. Docouto is not now and was not at the time of filing, either an officer or director of the Company, nor authorized to act for the company in any capacity. The aforementioned filings were not made by Vista's management. Any person relying on or using in any manner the information in the aforementioned filings in making an investment decision with respect to the common stock of the Registrant or for any other purpose does so at his, her or its own risk.

 On December 6, 2005, Vista Continental Corporation received a letter of resignation from Mr. Howard Rubinoff, resigning from his position as Corporate Secretary. The company is currently considering suitable candidates to replace Mr. Rubinoff and in the interim the position is being held by Mr. Ashak Rustom, Director and Accounting Principal.

The current executive and directors are:

Dr. Lawrence Nash   Chief Executive Officer and President
Ashak Rustom              Accounting Principal, Secretary

Directors:

Ashak Rustom
V. Takao Nishimura
Dr. Steve Hegedus
Richard Smythe Phd.

PERUVIAN OPERATIONS

Past Activities
-------------------------------------------------------------------------------

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

Palma Real West
-------------------------------------------------------------------------------

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

Palma Real East
-------------------------------------------------------------------------------

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

Test Mine Area
-------------------------------------------------------------------------------

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

Mapping Activities
-------------------------------------------------------------------------------

In addition to the drilling program, we concluded the preparation of a detailed contour map of our entire claim block. The preparation of this map will enable us to better evaluate our exploration results and identify any trends that may be present within our concessions.

Test Mining and Process Plant Testing
-------------------------------------------------------------------------------

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

Proposed Peruvian Activities
-------------------------------------------------------------------------------

We hope to institute Phase II in 2005. The program should last approximately 60 days. We anticipate the cost of the program to be approximately $700,000. At this time, however, we lack the funding to proceed and do not have any future prospects to obtain such funding.
Palma Real West
-------------------------------------------------------------------------------

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

Palma Real East
-------------------------------------------------------------------------------

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

Titanium Testing
-------------------------------------------------------------------------------

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

Rare Earth and Zirconium Metallurgical Testing
-------------------------------------------------------------------------------

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

       Beginning in October 2002, Vista began sharing its Peruvian mining camp costs under a verbal agreement with a shareholder (Alberto Docouto), who owns separate Peruvian mineral leases in the same geographic vicinity as Vista's leases. Both companies agreed to share camp costs equally when both companies are operating in the camp. If one company is operating in the camp and the other is not, the operating company must bear 80 percent of the camp costs and the non-operating company must bear 20 percent of the camp costs. Each party has also agreed that for any and all costs incurred on their behalf outside the camp, each party would be solely responsible for these costs. Vista and a shareholder (Alberto Docouto) agreed that Vista would pay all costs and Vista would either be reimbursed or the note payable to shareholder would be reduced in lieu of cash for the portion of the privately owned company's camp expenses. Beginning in April 2003, Vista's stockholder (Alberto Docouto) personally assumed all of Vista's Peruvian payroll and other expense obligations until operations resume.

       Phase 2 of the drilling program is expected to cost approximately $700,000. Further, operational costs are expected to be in the range of $1,200,000. At this time, the Company is not in a position to cover those costs. A shareholder (Alberto Docouto) has stated that he would be willing to cover those costs if the Company was unable to raise additional capital. There is no guarantee, however, that the shareholder (Alberto Docouto) will have the capacity to continue to fund the Company.

       We are currently seeking additional sources of funding from private investors and possibly from a secondary public offering in the future. No definitive plans have been made, however.







LIQUIDITY AND CAPITAL RESOURCES

       During the three month period ended June 30, 2005, the Company satisfied its working capital needs from cash on hand at the beginning of the period and from loans from Alberto DoCouto, a shareholder of the Company. As of June 30, 2005, the Company had cash on hand in the amount of $353. As of May 16, 2005, the Company is approximately 9 months in arrears with respect to its
President's compensation arrangement and Principal Accounting Officer. Currently, the Company does not have sufficient capital resources to sustain its operating activities. As noted in the accompanying notes to the June 30, 2005 financial statements, the Company has a going concern issue since it has not commenced its operations and has recurring and cumulative net losses.

The Company estimates that the costs to maintain the corporate office in Las Vegas, Nevada will be approximately $600,000 to $800,000, including salaries, over the next 12 months. The Company in the past had the a shareholder provide loans to the Company for operational needs, however there is no assurance that such loans will continue or whether the shareholder will he have the financial wherewithal to do so. The Company will need additional funds in order to effectuate its business strategy. There is no assurance that the Company will be able to obtain such additional funds, when needed. Even if the Company is able to obtain additional funds, there is no assurance that the Company will be able to effectuate its plan of operations. Any prospective investor seeking to invest in the Company, would do so at their own risk considering all the foregoing factors and other discussions mentioned elsewhere in this Form 10-QSB.

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


By:  /s/ Dr. Lawrence Nash                               Date:  August 2, 2005
     -----------------------------------------
         Dr. Lawrence Nash
         President and Chief Executive Officer

By:   /s/ Ashak Rustom		                         Date:  August 2, 2005
      ------------------------
          Ashak Rustom
          Accounting Principal