Form 10-K
period 2011-12-31
WOLVERINE HOLDING CORP.
filed 2012-05-24
CIK 18886

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943

000-03303

(Commission File No.)

WOLVERINE HOLDING CORP.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	01-0949079
(State of Incorporation)	(IRS Employer No.)

2389 ELMWOOD CIRCLE S.E., SMYRNA, GA.	30082
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (404)-816-9220

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K Yes ☐ No ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act) Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, a specified date within the past 60 days: As of March 19, 2012, the aggregate market value of shares held by non-affiliates (based on the close price on that date of $0.0056 was $489,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 283,981,284 shares as of May 15, 2012.

PART I

Forward Looking Statements

Forward-looking statements include the information concerning Wolverine Holding Corp.’s possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, and the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “may,” “will,” or similar expressions. Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. We do not have any intention or obligation to update forward-looking statements after we distribute this report. You should understand that many important factors, in addition to those discussed elsewhere in this report, and could cause our results to differ materially from those expressed in the forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS

Our Contact Information

Wolverine Holding Corp. (the "Company" or "Wolverine") maintains its principal executive offices at 2389 Elmwood Circle S.E., Smyrna, GA. 30082. Our telephone number is (404) 816-9220 and our facsimile number is (404) 816-8830.

Organization

Wolverine Holding Corp. ("WOLVERINE") and Huskie Acquisitions Corp. ("HUSKIE") were incorporated on August 25th, 2009, in the state of Delaware, as Delaware corporations to be subsidiary companies of Vista Continental Corporation ("VISTA") for the purpose of performing a holding company reorganization with Vista.

On August 28, 2009, pursuant to the Delaware Holding Company formation statute, Delaware General Corporation Law ("DGCL") Section 251(g), Vista entered into an Agreement and Plan of Merger and Reorganization into a Holding Company ("the Reorganization") with two of its wholly owned subsidiary companies, Wolverine and Huskie. The Reorganization provided for the merger of Vista with, and into, Huskie, with Huskie being the surviving corporation in the merger. At the same time as the merger took place, the shareholders of Vista were converted, under the terms of the Reorganization, to shareholders of Wolverine on a one for one basis. As a consequence of the Reorganization, Wolverine became the parent holding company with its wholly owned subsidiary company, Huskie, the surviving company of the merger with Vista.

The Reorganization has been accounted for to reflect the fact that both Vista and Wolverine were under common control at the date of the Reorganization, similar to a reverse acquisition of Vista and its subsidiary companies by Wolverine.

On August 29, 2009, Wolverine sold 100% of the issued share capital of its subsidiary, Huskie and all of Huskie's subsidiary companies, to an unrelated third party for $10.

Following this sale, Wolverine had $10 of assets, no outstanding liabilities, stockholders' equity of $10 and no operating business or other source of income. Wolverine's common stock is publicly traded on the Over-the-Counter Pink Sheets under the symbol "WLVH."

The following is a summary of material organizational and business development events since our inception, including the inception of our predecessor, Vista Continental Corporation.

Vista Continental Corporation was originally formed as a Delaware corporation in 1958 under the name Carrtone Laboratories, Inc. The Company pursued various business operations that ultimately proved unsuccessful. Since 1958, the Company has undergone a number of name changes and reorganizations. Prior to June 2002, the Company had no operations and was a blank check corporation named Century Laboratories, Inc. with its securities traded on the Over-the-Counter Bulletin Board ("OTCBB"). On April 9, 2002, the Company, then known as Century Laboratories, Inc., entered into a Reorganization and Stock Purchase Agreement with Vista Continental Corporation, a privately owned Nevada corporation ("VCC Nevada"), for the purpose of acquiring 100% of the issued and outstanding shares of VCC Nevada. At that time, VCC Nevada was engaged in exploring and developing certain mining claims.

From 2002 through 2006 the company was involved in developing mining claims in the Republic of Peru and the Republic of Guayana. In January of 2006 due to financial pressures the company ceased the development of its mining properties. Since then the company has been seeking new business opportunities.

Description of Business

We are currently seeking potential assets, property or businesses to acquire, in a business combination, by reorganization, merger or acquisition. We have had no material business operations since the third quarter of 2005. The Company determined that effective January 1, 2008, the entity re-entered the development stage and prior operations are accounted for as discontinued operations. The Company currently has no operations or realized revenues from its planned principle business purpose and, in accordance with FASB ASC 915 “Development Stage Entities,” presents its financial information as a Development Stage Enterprise.

Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence operations through funding and/or the acquisition or business combination with a “going concern” engaged in any industry selected. We are unable to predict the time as to when and if we may actually participate in any specific business endeavor, and we will be unable to do so until we determine any particular industry in which we may conduct business operations.

We are not currently engaged in any substantive business activity except the search for potential assets, property or businesses to acquire, and we have no current plans to engage in any other activity in the foreseeable future unless and until we complete any such acquisition. In our present form, we are deemed to be a blank check company seeking to acquire or merge with a business or company. We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities may include all lawful businesses. We recognize that the number of suitable potential business ventures that may be available to us will be extremely limited, and may be restricted to businesses or entities that desire to become a publicly-held company while avoiding what many may deem to be the adverse factors related to an initial public offering (“IPO”) as a method of “going public.” The most prevalent of these factors include the substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell securities on behalf of the particular entity, the lack of or the inability to obtain the required financial statements for such an undertaking, state limitations on the amount of dilution to public investors in comparison to the stockholders of any such entity, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement them.

Amendments to SEC Form 8-K regarding blank check companies and transactions with blank check companies require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 Registration Statement with the SEC, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction (Item 5.01(a)(8) of Form 8-K); and the recent amendments to SEC Rule 144 adopted by the SEC that were effective on February 15, 2008, that limit the resale of most securities of blank check companies until 12 months after the filing of such information (the “Form 10 Information”), may eliminate many of the perceived advantages of going public transactions with blank check companies.  These types of transactions are customarily referred to as “reverse” reorganizations or mergers in which the acquired company’s stockholders become the controlling stockholders in the acquiring company and the acquiring company becomes the successor to the business operations of the acquired company. Regulations governing blank check companies also deny the use of SEC Form S-8 for the registration of securities and limit the use of SEC Form S-8 to a reorganized blank check company until the expiration of 60 days from when any such entity is no longer considered to be a blank check company. This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees. In such instances, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expenses that are normally avoided by reverse reorganizations or mergers.

Amendments to Rule 144, adopted by the SEC and effective on February 15, 2008, codify the SEC’s prior position limiting the tradability of certain securities of blank check companies, including those issued by us in any business combination, and further limit the tradability of additional securities of blank check companies; these proposals will further restrict the availability of opportunities for us to acquire any business or enterprise that desires to utilize us as a means of going public. See the heading “Rule 144” of Item 9, for a discussion of the general requirements of Rule 144 and the limitations of Rule 144 with respect to blank check companies.

Any of these types of business combination transactions, regardless of the particular prospect, would require us to issue a substantial number of shares of our common stock that could amount to as much as 95% or more of our outstanding voting securities; accordingly, investments in the private enterprise, if available, would be much more favorable than any investment in us.

Management intends to consider a number of factors prior to making any decision to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to, as applicable, an analysis of the quality of the particular business or entity’s management and personnel; the anticipated acceptability of any new products or marketing concepts that any such business or company may have; the merits of any such business’ or company’s technology or intellectual property; the present financial condition, projected growth potential and available technical, financial and managerial resources; working capital, history of operations and future prospects; the nature of present and expected competition; the quality and experience of any such business’ or company’s management services and the depth of management; the business’ or the company’s potential for further research, development or exploration; risk factors specifically related to the business’ or company’s operations; the potential for growth, expansion and profit; the perceived public recognition or acceptance of products, or services offered and trademarks and name identification; and numerous other factors that are difficult, if not impossible, to properly or accurately quantify or analyze, let alone describe or identify, without referring to specific objective criteria of an identified business or company.

Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such business will be unproven and cannot be predicted with any certainty.

Our management will attempt to meet personally with management and key personnel of any entity providing a potential business opportunity for us, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of material personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management and limited capital, these activities may be limited.

We are unable to predict the time as to when and if we may actually participate in any specific business endeavor or if at all. We anticipate that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who submit a potential business endeavor in which we eventually participate. Such persons may include our directors, executive officers and beneficial owners of our securities or their affiliates. In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals. Management does not presently intend to acquire an interest in any business enterprise in which any member has an ownership interest.

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of our management in the future for services that they may perform for us. Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a business combination, management expects that any such compensation would take the form of an issuance of shares of our common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders. There are presently no preliminary agreements or understandings between us and members of our management respecting such compensation. Any shares issued to members of our management would be required to be resold under an effective registration statement filed with the SEC or could not be publicly sold until 12 months after we file the Form 10 information about the business combination with the SEC as now required by SEC Form 8-K. These provisions could further inhibit our ability to complete any business combination where finders or others who may be subject to these resale limitations refuse to provide us with any introductions or to close any such transactions unless they are paid requested fees in cash rather than our shares or unless we agree to file a registration statement with the SEC that includes any shares that are to be issued to them, at no cost to them. These expenses could limit potential acquisition candidates, especially those in need of cash resources, and could affect the number of shares that our stockholders retain following any such transaction, by reason of the increased expense.

Substantial fees are also often paid in connection with the completion of all types of business combinations, ranging from a small amount to as much as $600,000 or more. These fees are usually divided among promoters or founders or finders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of their shares of common stock or as consideration to them to provide an indemnification for all of our prior liabilities. Members of management may also actively negotiate or otherwise consent to the purchase of all or any portion of their shares of common stock as a condition to, or in connection with, a proposed business combination. It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. In the event that any such fees are paid or shares are purchased, these requirements may become a factor in negotiations regarding any business combination with us and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of fees or opportunities. Any of these types of fees that are paid in shares of our common stock will also be subject to the resale limitations embodied in the recent amendments to Rule 144 that prohibit, among other requirements, the public resale of these shares until 12 months after the filing of the Form 10 Information with the SEC.

None of our directors, executive officers, founders or their affiliates or associates are currently involved in any negotiations with any representatives of the owners of any business or company regarding the possibility of a business combination with us.

Competition

As referred above, the Company determined that effective January 1, 2008, the entity re-entered the development stage in accordance with FASB ASC 915 “Development Stage Entities,” presents its financial information as a Development Stage Enterprise and is now considered a black check company. Management believes that there are literally thousands of blank check companies engaged in endeavors similar to those engaged in by us; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets via a reverse reorganization or merger. There is no reasonable way to predict our competitive position or that of any other entity in these endeavors; however, we, having limited assets and no cash reserves, will no doubt be at a competitive disadvantage in competing with blank check companies that have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by us since the third quarter of 2005.

Employees

The Company currently does not have any full time employees. Because we have had no business, our activities have been limited to keeping us in good standing in the State of Delaware and timely voluntarily filing reports with the SEC under Section 15(d) of the Exchange Act. These activities have consumed an insignificant amount of management’s time.

Item 1A. RISK FACTORS

In any business venture, there are substantial risks specific to the particular enterprise which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, our present and proposed business operations will be highly speculative and will be subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below.

Extremely Limited Assets and No Source of Revenue; Accordingly, We May Fail.

We have no assets and we have no revenue; nor will we receive any revenue until we complete a business combination, at the earliest. We can provide no assurance that any acquired or commenced business will produce any material revenues for us or benefit for our stockholders or that any such business will operate on a profitable basis.

We Are Deemed to be a Blank check Company Until We Adopt a Business Plan and Commence Principal Significant Operations.

Our present limited business operations involve those of a blank check company. The only activities to be conducted by us include maintaining our good standing in the State of Delaware, compliance with our reporting requirements with the SEC and the seeking out and investigating the potential acquisition of any viable business opportunity in a business combination.

Discretionary Use of Proceeds; Blank Check or Blank Check Company.

Because we are not currently engaged in any substantive business activities, as well as management’s broad discretion with respect to selecting a business or industry for commencement of operations or completing a business combination, we are deemed to be a blank check or blank check company. Although management intends to apply any proceeds we may receive through the issuance of our common stock or debt securities to a suitable business enterprise or combination, subject to the criteria identified in Item 1, such proceeds will not otherwise be designated for any more specific purpose. We can provide no assurance that any use or allocation of such proceeds will allow us to achieve our business objectives.

We Are Not Currently Engaged in any Substantive Business Activity, and We Have No Plans to Engage in any Such Activity in the Foreseeable Future, Except the Search for a Business or an Entity to Acquire that May Be Beneficial to Us and that May Benefit Our Stockholders.

When and if we will complete a business combination is presently unknown, and will depend upon various factors, including but not limited to, funding and its availability; and if and when any potential acquisition may become available to us on terms acceptable to us. No assurance can be given that any such opportunity will be made available to us or will be completed; and if made available or completed, will benefit us or our stockholders.

We Will Seek Out Business Opportunities.

Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; we may also advertise our availability as a vehicle to bring a company to the public market through a reverse reorganization or merger business combination, subject to the limitations on any such advertising that are included in the Securities Act of 1933, as amended (the “Securities Act”), and the General Rules and Regulations of the SEC promulgated thereunder.

Absence of Substantive Disclosure Relating to Prospective Acquisitions.

Because we have not yet identified any industry or potential business combination that we may engage in or acquire, potential investors in us will have virtually no substantive information upon which to base a decision of whether to invest in us. Potential investors would have access to significantly more information if we had already identified a potential acquisition or business combination, or if the acquisition or business combination target had made an offering of its securities directly to the public. We can provide no assurance that any investment in us will not ultimately prove to be less favorable than such a direct investment.

Unspecified Industry and Acquired Business and Unascertainable Risks May Cause us to Fail.

We have not identified any particular industry or business in which to concentrate our efforts. Accordingly, prospective investors in us currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which we may acquire or otherwise engage in. To the extent that we may acquire a business in a high risk industry, we will become subject to those risks.  Similarly, if we acquire a financially unstable business or a business that is in the early stages of development, we will become subject to the numerous risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which we may become involved, there can be no assurance that we will correctly assess such risks.

Uncertain Structure of Any Acquisition and Unknown Dilution to Our Stockholders.

Management has had no preliminary contact or discussions regarding, and there are no present plans, proposals or arrangements, to engage in or acquire any specific business, assets or property in a business combination or otherwise. Accordingly, it is unclear whether such an acquisition or business combination would take the form of an exchange of capital stock, a merger or an asset acquisition. However, because we have virtually no resources as of the date of this Registration Statement, management expects that any such acquisition or business combination would take the form of an exchange of our capital stock that would further dilute our stockholders.

Auditor’s “Going Concern” Opinion that Expresses Doubt About Our Ability to Continue as a Going Concern.

Our auditor who audited our consolidated financial statements for the calendar years ended December 31, 2011, 2010, and 2009, has expressed substantial doubt about our ability to continue as a going concern in the report on our consolidated financial statements for the years ended December 31, 2011, 2010, and 2009, which accompany this Form 10-K, due to our status as a blank check company and our lack of profitable operations or available funds. See the Index to Financial Statements, Item 8.

There Are Losses Associated with Startup Companies, and We May Fail.

We have not had a profitable operating history; and we cannot guarantee that we will become profitable or that we will complete any business combination of any kind or that if one is completed, that it will become profitable.

Federal and State Restrictions on Blank Check or Blank check Companies that Will Further Limit Our Opportunities.

Federal Restrictions

Recent amendments to SEC Form 8-K by the SEC regarding blank check companies and transactions with blank check companies require the filing of the Form 10 Information about an acquired company that would have been required to have been filed had any such company filed a Form 10 Registration Statement with the SEC, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction. These new regulations also deny the use of SEC Form S-8 for the registration of securities of a blank check company, and limit the use of SEC Form S-8 to a reorganized blank check company until the expiration of 60 days from when any such blank check company is no longer considered to be a blank check company. This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees. In such instances, there may be no exemption from registration under the Securities Act for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such business combination, and incurring the time and expense normally avoided by reverse reorganizations or mergers.

Further, recent amendments to Rule 144 adopted by the SEC and effective on February 15, 2008, codify the SEC’s prior position limiting the tradability of certain securities of blank check companies, including those issued by blank check companies in any acquisition or business combination, and further limit the tradability of additional securities of blank check companies; these proposals will further restrict the availability of opportunities for us to acquire any business or enterprise that may desire to utilize us as a means of going public. See the heading “Rule 144” of Item 9 for a discussion of the general requirements of Rule 144 and the limitations of Rule 144 with respect to blank check companies.

If we publicly offer any securities as a condition to the closing of any acquisition or business combination while we are a blank check or blank check company, we will have to fully comply with SEC Rule 419 and deposit all funds in escrow pending advice about the proposed transaction to our stockholders fully disclosing all information required by Regulation 14 of the SEC and seeking the vote and agreement of investment of those stockholders to whom such securities were offered; if no response is received from these stockholders within 45 days thereafter or if any stockholder elects not to invest following our advice about the proposed transaction, all funds that must be held in escrow by us under Rule 419, as applicable, will be promptly returned to any such stockholder. All securities issued in any such offering will likewise be deposited in escrow, pending satisfaction of the foregoing conditions.  This is only a brief summary of Rule 419. We do not anticipate making any public offerings of our securities that would come within the context of an offering described in Rule 419.

All of these laws, rules and regulations could severely restrict us from completing an acquisition of any business combination for the following reasons, among others:

•	The time and expense in complying with any of the foregoing could be prohibitive and eliminate the reasons for a reverse reorganization or merger.

•	Management or others who own or are to receive shares that may be subject to the new resale limitations of Rule 144 may demand registration rights for these shares, and the acquisition or business combination candidate may refuse to grant them by reason of the time, cost and expense involved; or because the filing of any such registration statement may be integrated with planned financing options of the acquisition or business combination candidate that could prohibit or interfere with such options or such registration statement.

•	Demands for cash in lieu of securities could be too high a cost of dilution to the acquisition or business combination candidate, especially when taking into account the dilution that results from the shareholdings that are retained by our stockholders.

•	These costs and expenses, if agreed upon, would no doubt further dilute our stockholders, as any acquisition or business combination candidate may not be willing to leave as many shares with our stockholders in any such transaction, had these issues not been present.

•	Finder’s and parties who may introduce acquisition or business combination candidates to us may be unwilling to introduce any such candidates if shares to be issued to them are not registered for resale with the SEC, which would restrict our ability to attract potential candidates.

Will limit resales of securities issued in acquisitions or business combinations by providing a 12 month holding period from the filing of the Form 10 information required to be filed with the SEC within four days of the closing of any such transaction, thereby denying acquired companies’ stockholders the newly proposed six month holding period that they would be subject to if their company went public by means other than the use of a blank check company.

State Restrictions

Presently, a total of 34 states prohibit or substantially restrict the registration and sale of shares of blank check or blank check companies within their borders. We intend to comply fully with all state securities laws, and plan to take the steps necessary to ensure that any future offering of our securities are limited to those states in which such offerings are allowed. However, while we have no substantive business operations and are deemed to be a blank check or blank check company, these legal restrictions may have a material adverse impact on our ability to raise capital, because potential purchasers of our securities must be residents of states that permit the purchase of such securities. These restrictions may also limit or prohibit stockholders from reselling shares of common stock within the borders of regulating states. Section 18 of the Securities Act exempts private sales of shares of blank check or blank check companies from state registration laws, rules and regulations if sold under SEC Rule 506.

By regulation or policy statement, some states place various restrictions on the sale or resale of equity securities of blank check or blank check companies. These restrictions include, but are not limited to, heightened disclosure requirements, exclusion from “manual listing” registration exemptions for secondary trading privileges and outright prohibition of public offerings of such companies.

In most jurisdictions, blank check and blank check companies are not eligible for participation in the Small Corporate Offering Registration (“SCOR”) program, which permits an issuer to notify the SEC of certain offerings registered in such states by short form filing. All states (with the exception of Alabama, Minnesota, Nebraska and New York) have adopted some form of SCOR. States participating in the SCOR program also allow applications for registration of securities by qualification via filing of a Form U-7 with the states’ securities commissions. Nevertheless, while we are a blank check or blank check company, we do not anticipate making any SCOR offering or other public offering in the foreseeable future, even in any jurisdiction where we may be eligible for participation in SCOR.

The net effect of the above-referenced laws, rules and regulations will be to place significant restrictions on our ability to register, offer and sell and/or to develop a secondary market for shares of our common stock in virtually every jurisdiction in the United States. These restrictions should cease once and if we acquire a venture by acquisition or business combination, so long as the business operations succeeded to involve sufficient activities of a specific nature.

Management to Devote Insignificant Time to Activities of Our Company, Which Will Limit Opportunities that May Be Made Available to Us and Our Business Model May Fail.

Members of our management are not required to devote their full time to our affairs. Because of their time commitments, as well as the fact that we have limited business operations and funds, the members of our management currently devote approximately one hour per week to our activities, and will continue to do so until such time as we have identified a suitable acquisition or business combination candidate, or have determined to engage in a particular business or industry and have commenced such operations.

No Established Market for Common Stock; No Market for Shares; and Limited Ability for Resale.

Although our common stock is quoted on the OTC Pink Sheets under the trading symbol “WLVH”; there is currently no established trading market for our shares, and there can be no assurance that such a market will ever develop in our shares or be maintained, if one does develop. Any market price for shares of our common stock is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our common stock in any market that may develop. Sales of “restricted securities” under Rule 144 may also have an adverse effect on any market that may develop.  See Item 9.

Our Common Stock is “Penny Stock” Under SEC General Rules and Regulations, Which Means There Will be a Very Limited Trading Market for Our Shares if Any Trading Market Ever Develops.

Our common stock is deemed to be “penny stock” as that term is defined in SEC Rule 3a51-1. Penny stocks are stocks (i) with a price of less than $5.00 per share; (ii) that are not traded on a “recognized” national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act and Rule 15g-2 of the SEC require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be penny stock.

Moreover, SEC Rule 15g-9 requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

Our Shares Are Subject to Additional Rule 144 Resale Restrictions Applicable to Blank check Companies that May Make an Acquisition or Business Combination With Us Less Suitable as a Means of Becoming a Publicly-Held Company.

Any securities issued by us while we are a blank check company will be subject to resale limitations imposed on blank check companies that limit the resale of securities issued by blank check companies until 12 months after the cessation of a blank check company status and the filing of the Form 10 Information about the acquired company as required by Item 5.01(a)(8) of SEC Form 8-K.

We will incur professional fees in connection with being a reporting company under the Securities Exchange Act of 1934, as amended.

Wolverine is subject to the reporting requirements of the Exchange Act and as such, we are required to file Form 10-Ks, Form 10-Qs and Form 8-Ks and other reports with the SEC. We will incur professional fees (i.e., attorney, auditors and filing agents) in connection with the preparation and filing of such reports and we currently anticipate such costs to range from $12,000 to $18,000 per year. If we are unable to file such reports, we will be delinquent in our filings which could adversely affect the marketability of our shares of common interest.

The failure to comply with the internal control evaluation and certification requirements of Section 404 of Sarbanes-Oxley Act could harm our operations and our ability to comply with our periodic reporting obligations.

As a reporting company under the Exchange Act, we are required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We are in the process of further determining whether our existing internal controls over financial reporting systems are compliant with Section 404. This process may divert internal resources and may take a significant amount of time, effort and expense to complete. If it is determined that we are not in compliance with Section 404, we may be required to implement new internal control procedures and reevaluate our financial reporting. We may experience higher than anticipated operating expenses as well as outside auditor fees during the implementation of these changes and thereafter. Further, we may need to hire qualified personnel or consultants in order for us to be compliant with Section 404. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in our being unable to obtain an unqualified report on internal controls from our independent auditors, which could adversely affect our ability to comply with our periodic reporting obligations under the Exchange Act.

Item 1B. Unresolved Staff Comments

There are not currently any unresolved staff comments from the commission.

ITEM 2. DESCRIPTION OF PROPERTY

We have no assets or property; our principal executive office address and telephone number are the business office address and telephone number of a principal stockholder, Coral Capital, and are currently provided at no cost. Because we have had no business, our activities have been limited to keeping us in good standing in the State of Delaware and timely voluntarily filing reports with the SEC under Section 15(d) of the Exchange Act. These activities have consumed an insignificant amount of management’s time; accordingly, the costs of providing the use of this office address and telephone have been nominal.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. To the knowledge of our management, no federal, state or local governmental agency is presently contemplating any proceeding against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is currently no established public market for shares of our common stock. Although our common stock is quoted on the Over the Counter Pink Sheets, under the trading symbol “WLVH,” management does not expect any public market to develop unless and until we complete an acquisition business combination, at the earliest. In any event, no assurance can be given that any market for our common stock will ever develop or be maintained.

For any market that develops for our common stock, the sale of “restricted securities” pursuant to Rule 144 of the SEC by members of our management or any other persons to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market.

The high and low sales prices for the shares of our common stock for the quarterly periods of June 2006 through December 31st, 2008 and high and low bid prices for the quarterly periods ended March 31, 2008 through December 31, 2011 are as follows:

	Sales Price
2006	High	Low
March 1 – June 30	$0.015	$0.015
July 1 – September 30	$0.015	$0.015
October 1 – December 31	$0.014	$0.014

2007
January 1 – March 31	$0.010	$0.010
April 1 – June 30	$0.010	$0.010
July 1 – September 30	$0.004	$0.004
October 1 – December 31st	$0.001	$0.001

	Bid Price
2008	High	Low
January 2 – March 31	$0.003	$0.001
April 1 – June 30	$0.003	$0.001
July 1 – September 30	$0.001	$0.001
October 1 – December 31st	$0.004	$0.001

2009
January 3 – March 30	$0.003	$0.001
April 2 – June 29	$0.003	$0.001
July 2 – September 28	$0.003	$0.001
October 1 – December 31	$0.019	$0.001

2010
January 2 – March 31	$0.007	$0.003
April 2 – June 30	$0.005	$0.004
July 1 – September 30	$0.004	$0.003
October 1 – December 31

2011
January 1 – March 31	$0.002	$0.0011
April 1 – June 30	$0.005	$0.0013
July 1 – September 30	$0.003	$0.0013
October 1 – December 31	$0.003	$0.0030

These prices were obtained from the BigCharts.com. (www.bigcharts.com) and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Recent Sales of Unregistered Securities and Use of Proceeds

On or about August 1, 2008, pursuant to unanimous consent of our Board of Directors, in accordance with the Delaware Revised Statutes and our Bylaws, we took the following actions:

On August 1, 2008 we issued 60,000,000 shares of our common stock to Coral Capital Partners, Inc. per a consulting agreement whereby Erik Nelson serves as our President and a member of the Board of Directors of the company

On August 1, 2008 we issued 60,000,000 shares of our common stock to SEC Consulting Group, LLC. Whereby SEC Consulting Group will provide financial accounting services to the company.

On August 1, 2008 we issued 80,000,000 shares of our common stock to Lawrence Nash as part of an employment agreement whereby Mr. Nash serves as the Secretary and a member of the Board of Directors of the company.

On May 15, 2009 we cancelled 32,000,400 shares of the company’s common stock in the name of Miranda III Mining (Guyana) Inc. per the stipulation described in Item 8.

On May 15, 2009 we cancelled 855,615 shares of the company’s common stock in the name of West Nevada Precious Metals Corporation per the stipulation described in Item 8.

On July 22, 2009 we issued 15,000,000 shares of our common stock to a note nolder in exchange for satisfaction of the note payable of $15,000.

We issued all of these securities to persons who were “accredited investors” as those terms are defined in Rule 501 of Regulation D of the SEC; and each such person had prior access to all material information about us. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the SEC.  Registration of sales to “accredited investors” are preempted from state regulation, though states may require the filing of  notices, a fee and other administrative documentation like consents to service of process and the like.

Section 15(g) of the Exchange Act

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

ITEM 6. SELECTED FINANCIAL DATA.

Wolverine Holding Corp. under regulation S-K qualifies as a small reporting company and is not required to provide information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Safe-Harbor for Forward-Looking Statements

When used in this Annual Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this Annual Report are cautioned that any forwardlooking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual result may differ materially from those included within the forwardlooking statements as a result of various factors. Such factors include, but are not limited to, general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Prior to the holding company reorganization that was effected in August of 2009, the Company maintained a fiscal year end of September 30. As part of the holding company reorganization, the Company adopted a fiscal year end of December 31. Accordingly the Company is presenting its Management Discussion and Analysis of Financial Condition for the years covered in this annual report in two primary sections, the first being the period of fiscal 2011, 2010, and 2009; the period of time since the adoption of December 31, as the fiscal year end. The second being the period of time prior to the adoption of the December 31 as its fiscal year end, when the Company maintained a September 30 fiscal year end.

Years Ended December 31, 2009, 2010, and 2011

We had no material business operations during the years ended December 31, 2009, 2010, and 2011.

During the year ended December 31, 2011, we had a net loss of $19,606, compared with net losses of $13,359 and $10,445 for the years ended December 31, 2010 and 2009 respectively. The $2,800 increase in the net loss in 2010 was primarily the result of a $7,831 increase in interest charges, combined with a $3,114 reduction in license fees and a $1,804 reduction in stock transfer agent fees. The $6,247 increase in net loss in 2011 was a result of a $3,094 increase in interest expenses, and the addition of audit fees of $3,390 combined with a reduction of $237 in stock transfer agent fees.

Quarters Ended March 31, 2009, 2010, and 2011

We had no material business operations during the quarters ended March 31, 2009, 2010, and 2011.

During the quarter ended March 31, 2011, we had a net loss of $3,514, compared with net losses of $3,114 and $450 for the quarters ended March 31, 2010 and 2009 respectively. The $2,664 increase in the net loss in the quarter ended March 31, 2010 was primarily the result of a $2,018 increase in interest charges, combined with a $646 increase in stock transfer agent fees. The $400 increase in net loss in quarter ended March 31, 2011 was a result of a $1,006 increase in interest expenses, and an reduction of $607 in stock transfer agent fees.

Quarters Ended June 30, 2009, 2010, and 2011

We had no material business operations during the quarters ended June 30, 2009, 2010, and 2011.

During the quarter ended June 30, 2011, we had a net loss of $4,084, compared with net losses of $2,863 and $450 for the quarters ended June 31, 2010 and 2009 respectively. The $2,413 increase in the net loss in the quarter ended June 30, 2010 was primarily the result of a $2,149 increase in interest charges, combined with a $264 increase in stock transfer agent fees. The $1,220 increase in net loss in quarter ended June 30, 2011 was a result of a $1,344 increase in interest expenses, and a reduction of $124 in stock transfer agent fees.

Quarters Ended September 30, 2009, 2010, and 2011

We had no material business operations during the quarters ended September 30, 2009, 2010, and 2011.

During the quarter ended September 30, 2011, we had a net loss of $7,862, compared with net losses of $3,111 and $4,666 for the quarters ended September 31, 2010 and 2009 respectively. The $1,555 decrease in the net loss in the quarter ended September 30, 2010 was primarily the result of a $1,669 increase in interest charges, combined with an $852 reduction in stock transfer agent fees, and a $2,373 reduction in licenses fees. The $4,751 increase in net loss in quarter ended September 30, 2011 was a result of a $1,365 increase in interest expenses, an decrease of $4 in stock transfer agent fees, and the addition of $3,390 in audit fees.

Fiscal Years Ended September 30, 2005, 2006, 2007 and 2008

The Company ceased operations during the third quarter of 2005.

During the fiscal year ended September 30, 2008, we had a net loss of $201,350, compared with net losses of $36,088 and $809 and $1,044,662 for the years ended September 30, 2007, 2006, and 2005 respectively. The $1,136,423 decrease in the net loss in 2006 was primarily the result of the Company ceasing operations. The loss increased by $35,269 for professional and transfer agent fees for the fiscal years ending September 30, 2006, and 2007 as the company remained without operations. The increase in the net loss of $165,262 in 2008 was the result of a decrease in transfer agent fees, and share based compensation of $200,000 to management and consultants associated with the revival and reorganization of the Company.

LIQUIDITY AND CAPITAL RESOURCES

We have no cash or cash equivalents on hand at December 31, 2011, 2010, 2009, 2008, 2007, or 2006. If additional funds are required in connection with our present planned business operations of seeking an acquisition or business combination candidate or for Exchange Act filings or other expenses, such funds may be advanced by management or principal stockholders. Since June 30, 2008, the Company’s expenses have been paid by two of our principal stockholders, Coral Capital Partners and Lawrence Nash, in the aggregate amount of $10,878. Because we have not identified any acquisition or business combination candidate, it is impossible to predict the amount of future required funds.

Known Trends, Events or Uncertainties that Have or Are Reasonably Likely to Have a Material Impact on Our Short-Term or Long-Term Liquidity

There are no known trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity, excluding all matters related to any acquisition or business combination candidate that we may acquire.

Internal and External Sources of Liquidity

During the years ended December 31, 2011, 2010, or 2009, and the years ended September 30, 2008, 2007, 2006, or 2005, we had no sources of internal liquidity.

Equity Financing

We have not conducted and do not presently have any plans to conduct any equity offerings of our common stock. It is anticipated that cash requirements for satisfying our reporting requirements under the Exchange Act, maintaining our corporate standing and other expenses, like considering potential acquisition or business combination candidates, will be provided to us in the form of loans from Coral Capital Partners, Inc. or Lawrence Nash, principal stockholders. There are no written agreements requiring Coral Capital Partners or Lawrence Nash to provide these cash resources; and to the extent they are provided, such funds will bear eighteen percent (18%) annual interest and will be due on upon any transaction resulting in a chance in control of the Company.

Debt Financing

Except as stated in the preceding paragraph about “Equity Financings,” we have not and do not presently plan to conduct any debt offerings of our securities.

Critical Accounting Policies

There are no critical accounting policies that are likely to have an adverse effect on our present limited business operations, except our reliance on loans from two of our principal stockholders, Coral Capital Partners or Lawrence Nash. If additional funds are needed to continue our business operations and Coral Capital Partners or Lawrence Nash are unwilling to provide these funds, and if such funds are not otherwise made available from debt or equity financings, our business operations could fail and we may not be able to successfully complete any acquisition or business combination. We have no other arrangements or understandings with anyone to provide us with any financing in the event of need.

Off-Balance Sheet Arrangements

We have not had any off-balance sheet arrangements of any kind.

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Wolverine Holding Corp.

We have audited the accompanying balance sheets of Wolverine Holding Corp. (A Development Stage Enterprise) as of December 31, 2011, 2010 and 2009 and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended and the period January 1, 2008 (re-entry into development stage) through December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wolverine Holding Corp. (A Development Stage Enterprise) as of December 31, 2011, 2010 and 2009 and the results of its operations and cash flows for each of the years then ended and the period January 1, 2008 (re-entry into development stage) through December 31, 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has limited operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ Kyle L. Tingle, CPA, LLC

Kyle L. Tingle, CPA, LLC

April 23, 2011

Las Vegas, Nevada

WOLVERINE HOLDING CORP.

(A Development Stage Enterprise)

BALANCE SHEETS

	December 31, 2011	December 31, 2010	December 31, 2009

ASSETS

Cash	$—	$—	$—

Total assets	$—	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$71,583	$56,148	$46,349
Advances from related parties, including accrued interest	10,878	6,707	3,147

Total liabilities	82,461	$62,855	$49,496

Stockholders' deficit
Common stock; $0.0001 par value; 500,000,000 shares authorized, 283,981,284 issued and outstanding at December 31, 2010 and 2009, respectively	28,398	$28,398	$28,398
Additional paid-in capital	11,458,586	11,458,586	11,458,586
Accumulated deficit	(11,324,235)	(11,324,235)	(11,324,235)
Accumulated deficit during development stage	$(245,210)	(225,604)	(212,245)
Total stockholders' deficit	(82,461)	(62,855)	(49,496)

Total liabilities and stockholders' deficit	$—	$—	$—

WOLVERINE HOLDING CORP.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

	For the year ended	For the year ended	For the year ended	Cumulative since re-entry into development stage
	December 31, 2011	December 31, 2010	December 31, 2009	January 1, 2008

Revenues	$—	$—	$—	$—

Operating expenses
General and administrative	5,744	3,424	8,342	219,310
Total operating expenses	5,744	3,424	8,342	219,310

Loss from operations	(5,744)	$(3,424)	$(8,342)	(219,310)

Other expense
Interest expense	$13,862	9,935	2,103	$25,900

Net loss	$(19,606)	$(13,359)	$(10,445)	$(245,210)

Basic and diluted income (loss) per common share	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	283,981,284	283,981,284	286,722,550

WOLVERINE HOLDING CORP.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid-in	Accumulated	Accumulated Deficit During Development	Total Stockholders'
	Shares	Amount	Capital	Deficit	Stage	Deficit
Balance, December 31, 2007	101,837,299	$10,184	$11,261,800	$(11,324,235)	$—	$(52,251)

Issuance of common stock for services, $0.0001 per share	200,000,000	$20,000	180,000	—	—	200,000

Net loss	—	—	—	—	(201,800)	(201,800)

Balance, December 31, 2008	301,837,299	$30,184	$11,441,800	$(11,324,235)	$(201,800)	$(54,051)

Issuance of common stock for satisfaction of liability	15,000,000	1,500	13,500	—	—	$15,000

Cancellation of of common stock	(32,856,015)	$(3,286)	$3,286	—	—	—

Net loss	—	—	—	—	(10,445)	(10,445)

Balance, December 31, 2009	283,981,284	$28,398	$11,458,586	$(11,324,235)	$(212,245)	$(49,496)

Net loss	—	—	—	—	(13,359)	(13,359)

Balance, December 31, 2010	283,981,284	$28,398	$11,458,586	$(11,324,235)	$(225,604)	$(62,855)

Net Loss					(19,606)	(19,606)

Balance, December 31, 2011	283,981,284	$28,398	$11,458,586	$(11,324,235)	$(245,210)	$(82,461)

WOLVERINE HOLDING CORP.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009	Cumulative since re-entry into development stage January 1, 2008

Cash flows from operating activities:
Net loss	$(19,606)	$(13,359)	$(10,445)	$(245,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	—	—	—	200,000
Changes in operating assets and liabilities:
Change in accounts payable	$15,435	9,799	7,298	34,332

Net cash used in operating activities	$(4,171)	$(3,560)	$(3,147)	(10,878)

Cash flow from investing activities:
Net cash used in investing activities	—	—	—	—

Cash flow from financing activities:
Proceeds of loans from related parties	4,171	3,560	3,147	10,878

Net cash used in financing activities	4,171	3,560	3,147	10,878

Net change in cash	—	—	—	—

Cash, beginning of period	—	—	—	—

Cash, end of period	$—	$—	$—	$—

Supplemental cash flow information:

Interest paid	$—	$—	$—	$—

Taxes paid	$—	$—	$—	$—

Non-cash financing activities:
Issuance of common stock for satisfaction of liability	$—	$—	$15,000	$15,000

Cancellation of 32,856,015 shares at par	$—	$—	$3,286	$3,286

WOLVERINE HOLDING CORP.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company History

Wolverine Holding Corp. (“Company” or “Wolverine”) and Huskie Acquisitions Corp. (“Huskie”) were formed in Delaware on August 25, 2009 to be subsidiaries of Vista Continental Corporation (“Vista”) for the purposes of performing a holding company reorganization with Vista.

On August 27th, 2009, pursuant to the Delaware Holding Company formation statute, Delaware General Corporation Law (“DGCL”) Section 251(G), Vista entered into an Agreement and Plan of Merger (“Holding Company Reorganization”) with its two wholly owned subsidiary companies, Huskie and Wolverine. The Holding Company Reorganization provided for the merger of Vista into and with Huskie with Huskie being the surviving corporation in the merger. At the same time as the merger took place, the shareholders of Vista were converted, under the terms of the Holding Company Reorganization, to shareholders of Wolverine on a one for one basis. The shares of Wolverine have the same rights, privileges and preferences as the shares of the common stock of Vista. As a consequence of the Holding Company Reorganization, Wolverine became the parent holding company with its wholly owned subsidiary company, Huskie, the surviving company of the merger with Vista.

The Holding Company Reorganization has been accounted for to reflect the fact that both Wolverine and Vista were under common control at the date of the Holding Company Reorganization similar to a reverse acquisition of Vista and its subsidiary companies by Wolverine.

On August 27, 2009, Wolverine sold Vista Continental Corp. to Yellow Jacket Holdings, LLC for nominal consideration. However, the historical financial information of Wolverine presented in these financial statements is that of Vista Continental Corp.

The Company closed operations and settled lawsuits from 2005 through 2007. The Company determined that effective January 1, 2008, the entity re-entered the development stage resulting in prior operations are accounted for as discontinued operations. The Company currently has no operations or realized revenues from its planned principle business purpose and, in accordance with FASB ASC 915 “Development Stage Entities,” presents its financial information as a Development Stage Enterprise.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ significantly from those estimates.

WOLVERINE HOLDING CORP.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

Share Based Expenses

FASB ASC 718 "Compensation - Stock Compensation" prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity  The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 "Equity - Based Payments to Non-Employees."  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 “Financial Instruments,” include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2011.

FASB ASC 820 “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2011, 2010 and 2009. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended December 31, 2011, 2010 and 2009.

Income Taxes

The Company accounts for income taxes under FASB ASC 740 "Income Taxes." Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

WOLVERINE HOLDING CORP.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with FASB ASC 260, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2011, 2010 or 2009 and since inception. As of December 31, 2011, 2010 and 2009 and since re-entry into development stage, the Company had no dilutive potential common shares.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Recently issued accounting pronouncements

Issued and adopted

In May 2011, the FASB issued an accounting standard update that amends the accounting standard on fair value measurements. The accounting standard update provides for a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. generally accepted accounting principles and International Financial Reporting Standards. The accounting standard update changes certain fair value measurement principles, clarifies the application of existing fair value measurement, and expands the fair value measurement disclosure requirements, particularly for Level 3 fair value measurements. The amendments in this accounting standard update are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. The adoption of this accounting standard update will become effective for the reporting period beginning January 1, 2012. The adoption of this guidance will not have a material impact on the Company’s financial position, results of operations or cash flows

In June 2011, the FASB issued an accounting standard update which requires the presentation of components of other comprehensive income with the components of net income in either (1) a continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or (2) two separate but consecutive statements. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity, and is effective for interim and annual periods beginning after December 15, 2011.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05,” to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this accounting standard update will become effective for the reporting period beginning January 1, 2012. The adoption of this guidance will not have a material impact on the Company’s financial position, results of operations or cash flows.

WOLVERINE HOLDING CORP.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

In September 2011, the FASB issued an accounting standard update that amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments in this accounting standard update are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this accounting standard update will become effective for the reporting period beginning January 1, 2012. The adoption of this guidance will not have a material impact on the Company’s financial position, result of operations or cash flows.

In December 2011, the FASB issued Accounting Standard Update 2011-10, “Derecognition of in Substance Real Estate—a Scope Clarification” to clarify that when a parent (reporting entity) ceases to have a controlling financial interest (as described in ASC subtopic 810-10, Consolidation) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in subtopic 360-20, Property, Plant and Equipment, to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. Under this new guidance, even if the reporting entity ceases to have a controlling financial interest under subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. This amendment is applicable to us prospectively for deconsolidation events occurring after June 15, 2012. The adoption of this accounting standard update will become effective for the reporting period beginning July 1, 2012. The adoption of this guidance will not have a material impact on the Company’s financial position, results of operations, or cash flows.

NOTE 2 - EQUITY

The authorized common stock of the Company consists of 500,000,000 shares with par value of $0.0001.   There were 283,981,284 shares of common stock issued and outstanding at December 31, 2010 and 2009.

On November 14, 2008, the Company issued 200,000,000 shares of common stock for third-party services provided during 2008 for a value of $200,000 or $0.001 per share.

On May 15, 2009, the Company cancelled shares held by Alberto Docouto, West Nevada Precious Metals, Miranda II Mining and Miranda III Mining (“Defendants”) totaling 32,856,015 related to a June 18, 2008 Stipulation and Order to Dismiss all Claim and Counterclaims with Prejudice (“Stipulation”) filed with the Clark County District Court in matter involving the aforementioned parties. In the Stipulation, the Defendants agreed to abandon any stock or interest held in Vista Continental Corp. As a result, the Company ordered the cancellation of such shares and recorded these cancellations at the Company’s common stock par value with an offset against additional paid-in capital.

On August 17, 2009, the Company issued 15,000,000 shares of common stock for satisfaction of a liability against the Company by a former officer of $15,000 or $0.001 per share.

NOTE 3 - ADVANCES FROM RELATED PARTIES

Advances from related parties as of December 31, 2011, 2010 and 2009 consisted of funds were $10,878, $6,707 and $3,147 respectively including accrued interest of $2,908, $1,061 and $177, respectively, advanced to the Company by its President and a shareholder. The advances are due on demand, unsecured and bear interest at an annual rate of 18%.

WOLVERINE HOLDING CORP.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses of $19,606, $13,359 and $10,445 for the years ended December 31, 2011, 2010 and 2009, respectively and $245,210 since re-entry into development stage. Working capital deficit was $82,461, $62,855 and $49,496 as of December 31, 2011, 2010 and 2009, respectively. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have cash, nor material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation which raises substantial doubt about the Company’s ability to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

NOTE 5 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception.  When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the twelve-months ended December 31, 2011, or during the prior three years applicable under FASB ASC 740.  We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet.   All tax returns have not yet been filed by the Company.

Income tax provision at the federal statutory rate	35%
Effect on operating losses	(35%	)
	—

Net deferred tax assets consist of the following:

	2011	2010	2009
Net operating loss carry forward	$85,823	$78,961	$74,285
Valuation allowance	(85,823)	(78,961)	(74,285)
Net deferred tax asset	$—	$—	$—

A reconciliation of income taxes computed at the statutory rate is as follows:

	2011	2010	2009	Since Inception
Tax at statutory rate (35%)	$6,862	$4,676	$3,656	$85,823
Increase in valuation allowance	(6,862)	(4,676)	(3,656)	(85,823)
Net deferred tax asset	$—	$—	$—	$—

The Company did not pay any income taxes during the years ended December 31, 2011, 2010 or 2009.

The net federal operating loss carry forward will expire from 2028 through 2031.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

WOLVERINE HOLDING CORP.

(A Development Stage Enterprise)

CONDENSED BALANCE SHEETS

	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Audited)
ASSETS

Cash	$-	$-	$-	$-

Total assets	$-	$-	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$56,854	$60,361	$67,911	$56,148
Advances from related parties, including accrued interest	9,514	10,091	10,403	6,708

Total liabilities	66,368	70,452	78,314	62,855

Stockholders' deficit
Common stock; $0.0001 par value; 500,000,000 shares authorized, 283,981,284 issued and outstanding at December 31, 2010 and 2009, respectively	28,398	28,398	28,398	28,398
Additional paid-in capital	11,458,586	11,458,586	11,458,586	11,458,586
Accumulated deficit	(11,324,235)	(11,324,235)	(11,324,235)	(11,324,235)
Accumulated deficit during development stage	(229,118)	(233,202)	(241,064)	(225,604)
Total stockholders' deficit	(66,369)	(70,453)	(78,315)	(62,855)

Total liabilities and stockholders' deficit	$-	$-	$-	$-

WOLVERINE HOLDING CORP.

(A Development Stage Enterprise)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,	Three Months Ended June 30,	Six Months Ended June 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Cumulative since re-entry into development stage January 1, 2008 to September 30,
	2011	2011	2011	2011	2011	2011

Revenues	$-	$-	$-	$-	$-	$-

Operating expenses
General and administrative	489	590	1,079	4,215	5,294	218,860
Total operating expenses	489	590	1,079	4,215	4,215	218,860

Loss from operations	(489)	(590)	(1,079)	(4,215)	(5,294)	(218,860)

Other expense
Interest expense	3,025	3,494	6,519	3,647	10,166	21,732

Net loss	$(3,514)	$(4,084)	$(7,598)	$(7,862)	$(15,460)	$(241,064)

Basic and diluted income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	283,981,284	283,981,284	283,981,284	283,981,284	283,981,284

WOLVERINE HOLDING CORP.

(A Development Stage Enterprise)

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended	Six Months Ended	Nine Months Ended	Cumulative since re-entry into development stage January 1, 2008 to
	March 31, 2011	June 30, 2011	September 30, 2011	September 30, 2010

Cash flows from operating activities:
Net loss	$(3,514)	$(7,598)	$(15,460)	$(241,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	-	-	200,000
Changes in operating assets and liabilities:
Change in accounts payable	709	4,358	11,765	$30,662

Net cash used in operating activities	(2,806)	(3,240)	(3,694)	(10,401)

Cash flow from investing activities:
Net cash used in financing activities	-	-	-	--

Cash flow from financing activities:
Proceeds of loans from related parties	2,806	3,240	3,694	10,401

Net cash used in financing activities	2,806	3,240	3,694	10,401

Net change in cash	-	-	-	-

Cash, beginning of period	-	-	-	-

Cash, end of period	$-	$-	$-	$-

Supplemental cash flow information:

Interest paid	$-	$-	$-	$-

Taxes paid	$-	$-	$-	$-

Non-cash financing activities:
Issuance of common stock for satisfaction of liability	$-	$-	$-	$15,000

Cancellation of 32,856,015 shares at par	$-	$-	$-	$3,286

WOLVERINE HOLDING CORP.

(A Development Stage Enterprise)

CONDENSED BALANCE SHEETS

	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Audited)
ASSETS

Cash	$-	$-	$-	$-

Total assets	$-	$-	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$46,745	$49,828	$52,939	$46,349
Advances from related parties, including accrued interest	5,866	5,647	5,647	3,147

Total liabilities	52,611	55,475	58,586	49,496

Stockholders' deficit
Common stock; $0.0001 par value; 500,000,000 shares authorized, 283,981,284 issued and outstanding at September 30, 2010, June 30, 2010, March 31, 2010 and December 31, 2009, respectively	28,398	28,398	28,398	28,398
Additional paid-in capital	11,458,586	11,458,586	11,458,586	11,458,586
Accumulated deficit	(11,324,235)	(11,324,235)	(11,324,235)	(11,324,235)
Accumulated deficit during development stage	(215,360)	(218,224)	(221,335)	(212,245)
Total stockholders' deficit	(52,611)	(55,475)	(58,586)	(49,496)

Total liabilities and stockholders' deficit	$-	$-	$-	$-

WOLVERINE HOLDING CORP.

(A Development Stage Enterprise)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended	Cumulative since re-entry into development stage January 1, 2008 to
	March 31, 2010	June 30, 2010	June 30, 2010	September 30, 2010	September 30, 2010	September 30, 2010

Revenues	$-	$-	$-	$-	$-	$-

Operating expenses
General and administrative	1,096	714	1,810	829	2,639	212,781
Total operating expenses	1,096	714	1,810	829	2,639	212,781

Loss from operations	(1,096)	(714)	(1,810)	(829)	(2,639)	(212,781)

Other expense
Interest expense	2,018	2,149	4,167	2,282	6,449	$8,554

Net loss	$(3,114)	$(2,863)	$(5,977)	$(3,111)	$(9,088)	$(221,335)

Basic and diluted income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	283,981,284	283,981,284	283,981,284	283,981,284	283,981,284

WOLVERINE HOLDING CORP.

(A Development Stage Enterprise)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended	Six Months Ended	Nine Months Ended	Cumulative since re-entry into development stage January 1, 2008 to
	March 31, 2010	June 30, 2010	September 30, 2010	September 30, 2010

Cash flows from operating activities:
Net loss	$(3,114)	$(5,977)	$(9,088)	$(221,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	-	-	200,000
Changes in operating assets and liabilities:
Change in accounts payable	614	3,477	6,588	15,688

Net cash used in operating activities	(2,500)	(2,500)	(2,500)	(5,647)

Cash flow from investing activities:
Net cash used in financing activities	-	-	-	-

Cash flow from financing activities:
Proceeds of loans from related parties	2,500	2,500	2,500	5,647

Net cash used in financing activities	2,500	2,500	2,500	5,647

Net change in cash	-	-	-	-

Cash, beginning of period	-	-	-	-

Cash, end of period	$-	$-	$-	$-

Supplemental cash flow information:

Interest paid	$-	$-	$-	$-

Taxes paid	$-	$-	$-	$-

Non-cash financing activities:
Issuance of common stock for satisfaction of liability	$-	$-	$-	$15,000

Cancellation of 32,856,015 shares at par	$-	$-	$-	$3,286

WOLVERINE HOLDING CORP.

(A Development Stage Enterprise)

CONDENSED BALANCE SHEETS

	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Audited)
ASSETS

Cash	$-	$-	$-	$-

Total assets	$-	$-	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$39,501	$39,951	$41,609	$39,051
Advances from related parties, including accrued interest	15,000	15,000	3,010	15,000
Total current liabilities	54,501	54,951	44,619	54,051

Loan from related party
Loan from related party	-	-	-	-

Total liabilities	54,501	54,951	44,619	54,051

Stockholders' deficit
Common stock; $0.0001 par value; 500,000,000 shares authorized, 283,981,284 issued and outstanding at September 30, 2009; 301,837,299 issued and outstanding at June 30, 2009, March 31, 2009 and December 31, 2008, respectively	30,184	30,184	28,398	30,184
Additional paid-in capital	11,441,800	11,441,800	11,458,586	11,441,800
Accumulated deficit	(11,324,235)	(11,324,235)	(11,324,235)	(11,324,235)
Accumulated deficit during development stage	(202,250)	(202,700)	(207,367)	(201,800)
Total stockholders' deficit	(54,501)	(54,951)	(44,618)	(54,051)

Total liabilities and stockholders' deficit	$-	$-	$-	$-

WOLVERINE HOLDING CORP.

(A Development Stage Enterprise)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended	Cumulative since re-entry into development stage January 1, 2008 to
	March 31, 2009	June 30, 2009	June 30, 2009	September 30, 2009	September 30, 2009	September 30, 2009

Revenues	$-	$-	$-	$-	$-	$-

Operating expenses
General and administrative	450	450	900	4,055	4,955	$206,755
Total operating expenses	450	450	900	4,055	4,955	206,755

Loss from operations	(450)	(450)	(900)	(4,055)	(4,955)	(206,755)

Other expense
Interest expense	-	-	-	612	612	612

Net loss	$(450)	$(450)	$(900)	$(4,667)	$(5,567)	(207,367)

Basic and diluted income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	301,837,299	285,228,764	293,487,152	276,155,197	287,646,346

WOLVERINE HOLDING CORP.

(A Development Stage Enterprise)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended	Six Months Ended	Nine Months Ended	Cumulative since re-entry into development stage January 1, 2008 to
	March 31, 2009	June 30, 2009	September 30, 2009	September 30, 2009

Cash flows from operating activities:
Net loss	$(450)	$(900)	$(5,567)	$(207,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	-	-	200,000
Changes in operating assets and liabilities:
Change in accounts payable	450	900	3,338	5,138

Net cash used in operating activities	-	-	(2,229)	(2,229)

Cash flow from investing activities:
Net cash used in financing activities	-	-	-	-

Cash flow from financing activities:
Proceeds of loans from related parties	-	-	2,229	2,229

Net cash used in financing activities	-	-	2,229	2,229

Net change in cash	-	-	-	-

Cash, beginning of period	-	-	-	-

Cash, end of period	$-	$-	$-	$-

Supplemental cash flow information:

Interest paid	$-	$-	$-	$-

Taxes paid	$-	$-	$-	$-

Non-cash financing activities:
Issuance of common stock for satisfaction of liability	$-	$-	$15,000	$15,000

Cancellation of 32,856,015 shares at par	$-	$-	$-	$3,286

WOLVERINE HOLDING CORP.

(A Development Stage Enterprise)

BALANCE SHEETS

(Unaudited)

	December 31, 2008	September 30, 2008

ASSETS

Cash	$-	$-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$39,051	$38,601
Advances from related parties, including accrued interest	15,000	15,000
Total current liabilities	54,051	53,601

Loan from related party
Loan from related party	-	-

Total liabilities	54,051	53,601

Stockholders' deficit
Common stock; $0.0001 par value; 500,000,000 shares authorized, 301,837,299 issued and outstanding at December 31, 2008 and September 30, 2008, respectively	30,184	30,184
Additional paid-in capital	11,441,800	11,441,800
Accumulated deficit	(11,324,235)	(11,324,235)
Accumulated deficit during development stage	(201,800)	(201,350)
Total stockholders' deficit	(54,051)	(53,601)

Total liabilities and stockholders' deficit	$-	$-

WOLVERINE HOLDING CORP.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Cumulative since re-entry into development stage January 1, 2008 to
	December 31, 2008	December 31, 2008

Revenues	$-	$-

Operating expenses
General and administrative	450	$201,800
Total operating expenses	450	201,800

Loss from operations	(450)	(201,800)

Other expense
Interest expense	-	$-

Net loss	$(450)	$(201,800)

Basic and diluted income (loss) per common share	$(0.00)

Basic and diluted weighted average common shares outstanding	301,837,299

WOLVERINE HOLDING CORP.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended	Cumulative since re-entry into development stage January 1, 2008 to
	December 31, 2008	December 31, 2008

Cash flows from operating activities:
Net loss	$(450)	$(201,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	200,000
Changes in operating assets and liabilities:
Change in accounts payable	450	1,800

Net cash used in operating activities	-	-

Cash flow from investing activities:
Net cash used in financing activities	-	-

Cash flow from financing activities:
Proceeds of loans from related parties	-	--

Net cash used in financing activities	-	--

Net change in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

Supplemental cash flow information:

Interest paid	$-	$-

Taxes paid	$-	$-

WOLVERINE HOLDING CORP.

(A Development Stage Enterprise)

BALANCE SHEETS

(Unaudited)

	September 30, 2008	September 30, 2007	September 30, 2006	September 30, 2005

ASSETS

Cash	$-	$-	$-	$809

Total assets	$-	$-	$-	$809

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$38,601	$161,620	$125,532	$125,532
Advances from related parties, including accrued interest	15,000	15,000	15,000	15,000

Total liabilities	53,601	176,620	140,532	140,532

Stockholders' deficit
Common stock; $0.0001 par value; 500,000,000 shares authorized, 283,981,284 issued and outstanding at December 31, 2010 and 2009, respectively	30,184	10,184	10,184	10,184
Additional paid-in capital	11,441,800	11,261,800	11,261,800	11,261,800
Accumulated deficit	(11,324,235)	(11,448,603)	(11,412,515)	(11,411,707)
Accumulated deficit	(201,350)	-	-	-
Total stockholders' deficit	(53,601)	(176,619)	(140,531)	(139,723)

Total liabilities and stockholders' deficit	$-	$-	$-	809

WOLVERINE HOLDING CORP.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the year ended September 30, 2008	For the year ended September 30, 2007	For the year ended September 30, 2006	For the year ended September 30, 2005

Revenues	$-	$-	$-	$-

Operating expenses
General and administrative	201,350	-	-	-
Total operating expenses	201,350	-	-	-

Loss from operations	(201,350)	-	-	-

Other expense
Interest expense	-	-	-	-

Net loss from continuing operations	(201,350)	-	-	-

Discontinued operations
Net loss from discontinued operations	-	36,088	808	1,770,083

Net loss from continuing operations	(201,350)	(36,088)	(808)	(1,770,083)

Basic and diluted income (loss) per common share	(0.00)	(0.00)	(0.00)	(0.02)

Basic and diluted weighted average common shares outstanding	301,837,299	101,837,299	101,837,299	92,304,873

WOLVERINE HOLDING CORP.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Deficit During Development	Total Stockholders'
	Shares	Amount	Capital	Deficit	Stage	Deficit
Balance, September 30, 2004	81,239,543	$8,124	$10,407,933	$(14,912,717)	$-	$(4,496,660)

Issuance of common stock for services, $0.01 per share	3,894,116	389	419,022	-	-	419,411

Issuance of common stock for services, $0.006 per share	3,333,333	333	199,667	-	-	200,000

Issuance of common stock for satisfaction of liability	13,370,307	1,337	235,179	-	-	236,516

Reorganization elimination of minority interest and discontinued operations	-	-	-	5,271,093	-	5,271,093

Net loss	-	-	-	(1,770,083)	-	(1,770,083)

Balance, September 30, 2005	101,837,299	$10,184	$11,261,800	$(11,411,707)	$-	$(139,723)

Net loss	-	-	-	(808)	-	(808)

Balance, September 30, 2006	101,837,299	$10,184	$11,261,800	$(11,412,515)	$-	$(140,531)

Net loss	-	-	-	(36,088)	-	(36,088)

Balance, September 30, 2007	101,837,299	$10,184	$11,261,800	$(11,448,603)	$-	$(176,619)

Issuance of common stock for services, $0.01 per share	200,000,000	20,000	180,000	-	-	200,000

Net Loss	-	-	-	-	(201,350)	(201,350)

Balance, September 30, 2008	301,837,299	$30,184	$11,441,800	$(11,448,603)	$(201,350)	$(377,969)

WOLVERINE HOLDING CORP.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the year ended September 30, 2008	For the year ended September 30, 2007	For the year ended September 30, 2006	For the year ended September 30, 2005

Cash flows from operating activities:
Net loss	$(201,350)	$(36,088)	$(809)	$(1,770,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	200,000	-	-	-
Changes in operating assets and liabilities:
Change in assets and liabilities of discontinued operations	-	-	-	1,654,011
Change in accounts payable	1,350	36,088	-	79,358
			$-
Net cash used in operating activities	-	-	(809)	(36,714)

Cash flow from investing activities:
Net cash used in financing activities	-	-	-	-

Cash flow from financing activities:
Proceeds of loans from related parties	-	-	-	15,000

Net cash used in financing activities	-	-	-	15,000

Net change in cash	-	-	(809)	(21,714)

Cash, beginning of period	-	-	809	22,523

Cash, end of period	$-	$-	$-	$809

Supplemental cash flow information:

Interest paid	$-	$-	$-	$-

Taxes paid	$-	$-	$-	$-

Non-cash financing activities:
Issuance of common stock for satisfaction of liability	$-	$-	$-	$236,516

Issuance of common stock for services	$-	$-	$-	$619,411

Write-off of accounts payable	$123,019	$-	$-	$-

Wolverine Holding Corp.

Notes to the Quarterly Condensed Financial Statements

2008 through 2011

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and the notes thereto for the fiscal year ended December 31, 2011 included in its Annual Report on Form 10-K.

Loss Per Share

Net loss per share is calculated in accordance with FASB ASC 260, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2009 through 2011 and since reentry into development stage.  As of December 31, 2011, 2010 and 2009 and since re-entry into development stage, the Company had no dilutive potential common shares.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses since re-entry into development stage. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have cash, nor material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation which raises substantial doubt about the Company’s ability to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

NOTE 2 - EQUITY

On November 14, 2008, the Company issued 200,000,000 shares of common stock for third-party services provided during 2008 for a value of $200,000 or $0.001 per share.

On May 15, 2009, the Company cancelled shares held by Alberto Docouto, West Nevada Precious Metals, Miranda II Mining and Miranda III Mining (“Defendants”) totaling 32,856,015 related to a June 18, 2008 Stipulation and Order to Dismiss all Claim and Counterclaims with Prejudice (“Stipulation”) filed with the Clark County District Court in matter involving the aforementioned parties. In the Stipulation, the Defendants agreed to abandon any stock or interest held in Vista Continental Corp. As a result, the Company ordered the cancellation of such shares and recorded these cancellations at the Company’s common stock par value with an offset against additional paid-in capital.

On August 17, 2009, the Company issued 15,000,000 shares of common stock for satisfaction of claims against the Company by a former officer of $15,000 or $0.001 per share.

NOTE 3 – RELATED PARTY TRANSACTIONS

Amount due to stockholders represents a series of advances from stockholders to fund working capital requirements. These loans have been provided to company through a series of debt agreements that bear an interest rate of 18%, and the amount due including interest can be converted into shares of the company at a conversion rate of $0.01 per share. During 2009, a shareholder converted $15,000 of the loan balance for 15,000,000 shares of common stock. The balances due to the shareholders at the end of each quarter were:

March 31, 2009	$15,000
June 30, 2009	$15,000
September 30, 2009	$3,010

March 31, 2010	$5,866
June 30, 2010	$5,647
September 30, 2010	$5,647

March 31, 2011	$9,514
June 30, 2011	$10,091
September 30, 2011	$10,403

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the President / Secretary, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our officers concluded that, as of the end of the period covered by this report, the Company has been improving control procedures to mitigate our internal control issues which could have a material impact on our financial reporting procedures. As of the end of the period covered by this report, the Company has limited controls over financial reporting. Our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported appropriately. The Company has been working towards clearing ineffective financial reporting controls and disclosures to implement proper internal controls over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of our financial statements;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with applicable GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and
•	provide reasonable assurance that transactions pertaining to stock issuances are recorded as necessary to permit preparation of financial statements in accordance with applicable GAAP, and that the stock issuances are being made only in accordance with authorizations of management and the Board of Directors.
24

Under the supervision and with the participation of our management, our Chief Executive Officer, and Principal Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and as of the end of the fiscal year ended December 31, 2011, the Company feels that it is working towards clear disclosures and implementing proper internal controls over financial reporting. Our controls have since been updated in order to prevent the issues surrounding our material weakness and management feels that, moving forward, our controls over financial reporting will reduce the potential impact of material misstatements. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.

Change in internal control over financial reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of disclosure, controls and procedures.

Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report on Form 10-KSB the Company's chief executive officer has concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are not operating in an effective manner. Currently, the Company is deficient in its filings with the Security and Exchange Commission. Current management is working on correcting this deficiency and plans having filings current within the next two reporting cycles.

Changes in internal controls over financial reporting.

There were no changes in the Company's internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers

The following table sets forth the names of all of our current directors and executive officers. These persons will serve until the next annual meeting of our stockholders or until their successors are elected or appointed and qualified or their prior resignation or termination.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Erik S. Nelson	President & Director	August 1, 2008	*
Lawrence Nash	Secretary, Treasurer & Director	August 1, 2008	*

* These persons presently serve in the capacities indicated.

Business Experience

Erik S. Nelson, is the President of Coral Capital Partners, Inc. a consulting firm that Mr. Nelson co-founded in 1995. Coral Capital Partners provides services to both privately held and publicly traded corporation. As part of the services provided by Coral Capital, Mr. Nelson has been actively involved in numerous projects involving Corporate Restructuring, Business Plan Development, Mergers & Acquisitions, Project Management, and SEC Compliance. Mr. Nelson has served as an officer of seven different publicly traded corporations and on the Board of Directors of six publicly held companies. Mr. Nelson is a graduate of the University of Colorado, Leeds School of Business with an emphasis on finance.

Dr. Lawrence Nash formerly served as president of the Company from November 2001 to July 2002 and was reappointed in May 2003. Dr. Nash is a graduate of the University of Toronto and holds many Gemological Institute (GIA) certificates. Dr. Nash was instrumental in the identification and acquisition of twelve of the concessions which comprised areas of interest to Vista Continental Corporation.

Directorships held in other reporting issuers under the Exchange Act

None of our current directors or executive officers is a director of any other reporting issuer under the Exchange Act.

Family Relationships

There are no current family relationships among the officers, directors, or shareholders.

Involvement in Certain Legal Proceedings

During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of ours:

(1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

(2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) was found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act.

To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2011, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that the following transactions have not been reported by the following persons or entities:

Name	Date	Type of Securities	Amount of Securities	Acquired/ Disposed	Amount of Securities Owned	Direct or Indirect Ownership
Coral Capital Partners, Inc.[1]	08/21/2008	Common	60,000,000	Acquired	60,000,000	Direct
SEC Consulting Group, LLC. [2]	08/28/2008	Common	60,000,000	Acquired	60,000,000	Direct
Lawrence Nash	08/01/2008	Common	80,000,000	Acquired	80,000,000	Direct

1 Erik Nelson, President of the Company, is the sole shareholder and the President of Coral Capital Partners.

2. Arthur DeJoya is the managing member of SEC Consulting Group, LLC.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

Salaries or Other Compensation

Officer & Director Summary Compensation Table

Name & Principal Position	Year or Period	Salary	Stock Awards	Other Compensation	Total Compensation
Erik Nelson, President	2008 2009 2010 2011	$0 $0 $0 $0	60,000,000 shares -0- -0- -0-	N/A N/A N/A N/A	60,000,000 shares -0- -0- -0-
Lawrence Nash, Secretary	2008 2009 2010 2011	$0 $0 $0 $0	80,000,000 shares -0- -0- -0-	N/A N/A N/A N/A	80,000,000 shares -0- -0- -0-

Outstanding Equity Awards

There are not currently any outstanding equity awards.

Parents of the Issuer

We have no parents.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the share holdings of those persons who own more than 5% of our common stock as of the date of this Form 10-K, based upon 283,981,284 shares being outstanding as of December 31, 2011:

Ownership of Principal Stockholders

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class (1)
Common Stock	Erik S. Nelson. (1) P.O. Box 191767 Atlanta, Ga. 31119	60,000,000	21%

Common Stock	Lawrence Nash (2) 1025558 208th Street Langley, BC V3A 2K3 Canada	80,000,000	28%

Common Stock	Ashak Rustom (3) 21 Winter Road King City, On. L7B 1E3 Canada	15,000,000	5.3%

Common Stock	Arthur DeJoya. (4) 2580 Anthem Village Dr. Henderson, NV. 89052	60,000,000	21%

(1)	Includes shares that are beneficially owned through Mr. Nelson’s 100% ownership of Coral Capital Partners, Inc. Mr. Nelson is the President and a member of the Board of Director of the Company.
(2)	Mr. Nash is the Secretary of the Company and a member of the Board of Directors of the Company.
(3)	Mr. Rustom is a former member of the Board of Directors of the Company.
(4)	Includes shares that are beneficially owned through SEC Consulting Group, LLC.

Security Ownership of Management

The following table sets forth the share holdings of management as of the date of this Registration Statement, based upon 283,981,284 shares being outstanding as of May 15, 2012

Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class (1)
Common Stock	Erik S. Nelson. (1) P.O. Box 191767 Atlanta, Ga. 31119	60,000,000	21%

Common Stock	Lawrence Nash (2) 1025558 208th Street Langley, BC V3A 2K3 Canada	80,000,000	28%

(1)	Includes shares that are beneficially owned through Mr. Nelson’s 100% ownership of Coral Capital Partners, Inc. Mr. Nelson is the President and a member of the Board of Director of the Company.
(2)	Mr. Nash is the Secretary of the Company and a member of the Board of Directors of the Company.

All Directors and Executive Officers as a Group (Three Persons)

Our two directors and officers directly own 140,000,000 shares of our outstanding voting securities or approximately 49% of our outstanding voting securities.

Changes in Control

There are no present arrangements or pledges of our securities which may result in a change in control.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE

Transactions with Related Persons

There were no material transactions, or series of similar transactions, during the years ended December 31, 2011, 2010, or 2009, or to the date hereof, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Transactions with Founders and Control Persons

Except as indicated under the heading “Transactions with Related Persons,” above, in this Item 11, there were no material transactions involving persons in these categories.

Director Independence

As our common stock is currently traded on the Over the Counter Pink Sheet market we are not subject to the rules of any national securities exchange that a majority of a listed company’s directors and specified committees of the board of directors meet independence standards prescribed by such rules.

We have however, adopted the following rules governing director independence. That is a director is deemed no independent if:

—	The director owns more than 5% of the outstanding common stock of the Company.
—	The director is an officer of the Company

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The audit fees billed to the Company by Kyle Tingle, for fiscal years ended December 31, 2011 and 2010 were approximately $3,390 and $0, respectively. These fees pertain to the audit of the Company's annual financial statements.

Audit-Related Fees, Tax Fees and All Other Fees. No "audit-related fees," "tax fees" or "all other fees," as those terms are defined by the Securities and Exchange Commission, were paid to Kyle Tingle, CPA. for the fiscal years ended December 31, 2010 and 2011.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a) Financial Statements Filed

(b) Exhibits

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger by and among Vista Continental Corporation, Wolverine Holding Corp., and Huskie Acquisition Corp. (1)
2.2	Certificate of Merger filed August 28, 2009 (1)
2.3	Certificate of Correction Regarding Certificate of Merger filed September 14, 2009 (1)
3.1	Certificate of Incorporation of Wolverine Holding Corp. (1)
3.2	By-Laws of Wolverine Holding Corp.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

(1) Incorporated by reference from the Company’s Form 8-K12g3 filed February 26, 2010

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLVERINE HOLDING CORP.

By:	/s/ Erik S. Nelson
Eric Nelson President, Director

