Form 10-Q
period 2012-03-31
WOLVERINE HOLDING CORP.
filed 2012-08-13
CIK 18886

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K Yes ☐     No ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act) Yes ☒     No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 283,981,284 shares as of August 13, 2012.

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

WOLVERINE HOLDING CORP.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash	$–	$–
Total assets	–	–
LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	75,480	71,583
Advances from related parties, including accrued interest	11,374	10,878
Total liabilities	86,854	82,461
Stockholders' deficit
Common stock; $0.0001 par value; 500,000,000 shares authorized, 283,981,284 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	28,398	28,398
Additional paid-in capital	11,458,586	11,458,586
Accumulated deficit	(11,324,235)	(11,324,235)
Accumulated deficit during development stage	(249,603)	(245,210)
Total stockholders' deficit	(86,854)	(82,461)
Total liabilities and stockholders' deficit	$–	$–

WOLVERINE HOLDING CORP.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative since
	re-entry into	Three Months Ended
	development stage
	January 1, 2008	March 31, 2012	March 31, 2011
Revenues	$–	$–	$–
Operating expenses
General and administrative	219,760	450	489
Total operating expenses	219,760	450	489
Loss from operations	(219,760)	(450)	(489)
Other expense
Interest expense	29,843	3,943	3,025
Net loss	$(249,603)	$(4,393)	$(3,514)
Basic and diluted loss per common share		$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding		283,981,284	283,981,284

WOLVERINE HOLDING CORP.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative since
	re-entry into	Three Months Ended
	development stage
	January 1, 2008	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net loss	(249,603)	$(4,393)	$(3,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	200,000	–	–
Changes in operating assets and liabilities:
Change in accounts payable	38,229	$3,896	$709
Net cash used in operating activities	(11,374)	(497)	(2,806)
Cash flow from investing activities:
Net cash used in investing activities	–	–	–
Cash flow from financing activities:
Proceeds of loans from related parties	11,374	497	2,806
Net cash used in financing activities	11,374	497	2,806
Net change in cash	–	–	–
Cash, beginning of period	–	–	–
Cash, end of period	$–	$–	$–
Supplemental cash flow information:
Interest paid	$–	$–	$–
Taxes paid	$–	$–	$–
Non-cash financing activities:
Issuance of common stock for satisfaction of liability	$15,000	$–	$–
Cancellation of 32,856,015 shares at par	$3,286	$–	$–

WOLVERINE HOLDING CORP.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 – COMPANY HISTORY

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

On August 27, 2009, Wolverine sold Vista Continental Corp. to Yellow Jacket Holdings, LLC for nominal consideration. Accordingly, the historical financial information of Wolverine presented in these financial statements is that of Vista Continental Corp. These operations are now included as discontinued operations.

The Company closed operations and settled lawsuits from 2005 through 2007. The Company determined that effective January 1, 2008, the entity re-entered the development stage and prior operations are accounted for as discontinued operations. The Company currently has no operations or realized revenues from its planned principle business purpose and, in accordance with FASB ASC 915 “Development Stage Entities,” presents its financial information as a Development Stage Company.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2008 through 2012 and since reentry into development stage.  As of March 31, 2012 and December 31, 2011, and since re-entry into development stage, the Company had no dilutive potential common shares.

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has limited operations and has sustained substantial operating losses in recent years resulting in a substantial accumulated deficit. The Company’s cash requirements for working capital have been satisfied through loans from its majority shareholders and the Company expects to obtain additional capital through shareholder loans and/or a debt or equity financing to continue its operations. There is no assurance the Company will be successful in raising the needed additional capital or that such additional funds will be available for the Company on acceptable terms, if at all. The Company’s President, who is also the majority shareholder, has orally agreed to fund its operations for the next twelve months, based on the Company’s current level of expenditures, as necessary. However, the Company’s need for capital may change dramatically if it acquires a suitable business opportunity during that period. In view of these matters, the continued existence of the Company is dependent upon its ability to meet its financing requirements on a continuing basis and to succeed in its future operations.

Management’s plans are to identify and pursue profitable business opportunities through mergers and acquisitions, so as to diversify the business risks and maximize the returns to stockholders.

To meet these objectives, the Company plans to seek potential merger candidates and expects to raise additional capital, through private equity and/or debt investment in order to support existing operations and expand the range and scope of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all. Management believes that actions presently taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company’s ability to achieve these objectives cannot be determined at this time. If the Company is unsuccessful in its endeavors, it may have to cease operations.

NOTE 4 - EQUITY

The authorized common stock of the Company consists of 500,000,000 shares with par value of $0.0001.   There were 283,981,284 shares of common stock issued and outstanding at March 31, 2012 and December 31, 2011.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Amount due to stockholders represents a series of advances from stockholders to fund working capital requirements. These loans have been provided to the Company through a series of debt agreements that bear an interest rate of 18%, and the amount due including interest can be converted into shares of the company at a conversion rate of $0.01 per share. The balance due to related parties was $11,374 and 10,878 as of June 30, 2012 and December 31, 2011, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe-Harbor for Forward-Looking Statements

When used in this Annual Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this Annual Report are cautioned that any forward looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual result may differ materially from those included within the forward looking statements as a result of various factors. Such factors include, but are not limited to, general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company’s ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the acquisition of an operating business in targeted industry and/or a targeted geographic region; (iii) the Company’s ability to achieve sufficient revenues through an operating business to fund and maintain operations; (iv) volatility of the stock market; and (v) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect. Investors should be aware that they could lose all or substantially all of their investment.

Critical Accounting Policies

Based on the Company’s current level of limited operations and development stage status, the Company does not believe it has any critical accounting policies at this time.

Results of Operations – The Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Revenues

The Company did not recognize any revenue in each of the three-month periods ended March 31, 2012 and March 31, 2011

General and Administrative

General and administrative expenses consist primarily of public company compliance expenses, including legal and accounting expenses. General and administrative expenses for the three month period ended March 31, 2012 were decreased 8%, or $39 to $450 from $489 for the three month period ended March 31, 2011. The decrease in expenses in the current period was primarily due to a reduction in fees charged by the Company’s transfer agent.

Other (Income) Expenses

Interest Expense for the three month period ended March 31, 2012 increased 30%, or $918 to $3,943 from $3,025 for the three month period ended March 31, 2011. The increase in interest expenses is primarily due to a higher outstanding accounts payable balance and higher balance on advances from related parties.

Liquidity and Capital Resources

These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company’s ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the acquisition of an operating business in targeted industry and/or a targeted geographic region; (iii) the Company’s ability to achieve sufficient revenues through an operating business to fund and maintain operations; (iv) volatility of the stock market; and (v) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect. Investors should be aware that they could lose all or substantially all of their investment.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Certifying Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) accumulated and communicated to our management, including our Certifying Officer, as appropriate to allow timely decisions regarding required disclosure; and (b) recorded, processed, summarized and reported, within the time specified in the SEC’s rules and forms. Since that evaluation process was completed, there have been no significant changes in our disclosure controls or in other factors that could significantly affect these controls.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not party to any pending legal proceeding. To the knowledge of our management, no federal, state or local governmental agency is presently contemplating any proceeding against us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None in period ending March 31, 2012.

Item 3. Defaults Upon Senior Securities

The Company is not currently in default upon any senior securities or other debt securities.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger by and among Vista Continental Corporation, Wolverine Holding Corp., and Huskie Acquisition Corp. (1)
2.2	Certificate of Merger filed August 28, 2009 (1)
2.3	Certificate of Correction Regarding Certificate of Merger filed September 14, 2009 (1)
3.1	Certificate of Incorporation of Wolverine Holding Corp. (1)
3.2	By-Laws of Wolverine Holding Corp. (2)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

(1) Incorporated by reference from the Company’s Form 8-K12g3 filed February 26, 2010

(2) Incorporated by reference from the Company’s Form 10-K filed May 24, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLVERINE HOLDING CORP.

By:	/s/ Erik S. Nelson
Eric Nelson President, Director

Date:  August 13, 2012

