Form 10-Q
period 2012-06-30
WOLVERINE HOLDING CORP.
filed 2012-08-13
CIK 18886

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 283,981,284 shares as of August 13, 2012.

PART I - FINANCIAL INFORMATION

ITEM 1.	Condensed Financial Statements

WOLVERINE HOLDING CORP.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)

ASSETS

Cash	$–	$–

Total assets	$–	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$86,626	$71,583
Advances from related parties, including accrued interest	12,273	10,878

Total liabilities	98,899	82,461

Stockholders' deficit
Common stock; $0.0001 par value; 500,000,000 shares authorized, 283,981,284 issued and outstanding at June 30, 2012 and December 31, 2011, respectively
Additional paid-in capital	11,458,586	11,458,586
Accumulated deficit	(11,324,235)	(11,324,235)
Accumulated deficit during development stage	(261,648)	(245,210)
Total stockholders' deficit	(98,899)	(82,461)

Total liabilities and stockholders' deficit	$–	$–

WOLVERINE HOLDING CORP.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Cummulative since re-entry into development stage	Six Months Ended June 30,		Three Months Ended June 30,
	January 1, 2008	2012	2011	2012	2011
Revenues	$–	$–	$–	$–	$–

Operating expenses
General and administrative	227,906	8,596	1,079	8,146	590
Total operating expenses	227,906	8,596	1,079	8,146	590

Loss from operations	(227,906)	(8,596)	(1,079)	(8,146)	(590)

Other expense
Interest expense	33,742	7,842	6,519	3,899	3,494

Net loss	$(261,648)	$(16,438)	$(7,598)	$(12,045)	$(4,084)

Basic and diluted loss per common share		$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding		283,981,284	283,981,284	283,981,284	283,981,284

WOLVERINE HOLDING CORP.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Cummulative since
	re-entry into
	development stage	Six months ended
	January 1, 2008	June 30, 2012	June 30, 2011

Cash flows from operating activities:
Net loss	$(261,648)	$(16,438)	$(7,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	200,000	–	–
Changes in operating assets and liabilities:
Change in accounts payable	49,375	15,042	4,358

Net cash used in operating activities	(12,273)	(1,396)	(3,240)

Cash flow from investing activities:
Net cash used in financing activities	–	–	–

Cash flow from financing activities:
Proceeds of loans from related parties	12,273	1,396	3,240

Net cash used in financing activities	12,273	1,396	3,240

Net change in cash	–	–	–

Cash, beginning of period	–	–	–

Cash, end of period	$–	$–	$–

Supplemental cash flow information:

Interest paid	$–	$–	$–

Taxes paid	$–	$–	$–

Non-cash financing activities:
Issuance of common stock for satisfaction of liability	$15,000	$–	$–

Cancellation of 32,856,015 shares at par	$3,286	$–	$–

WOLVERINE HOLDING CORP.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - COMPANY HISTORY

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2008 through 2012 and since reentry into development stage. As of June 30, 2012, December 31, 2011, and since re-entry into development stage, the Company had no dilutive potential common shares.

NOTE 3 - GOING CONCERN

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

NOTE 4 - EQUITY

The authorized common stock of the Company consists of 500,000,000 shares with par value of $0.0001. There were 283,981,284 shares of common stock issued and outstanding at June 30, 2012 and December 31, 2011.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

Amount due to stockholders represents a series of advances from stockholders to fund working capital requirements. These loans have been provided to the Company through a series of debt agreements that bear an interest rate of 18%, and the amount due including interest can be converted into shares of the company at a conversion rate of $0.01 per share. The balance due to related parties was $12,273 and 10,878 as of June 30, 2012 and December 31, 2011, respectively.

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

Results of Operations – The Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Revenues

The Company did not recognize any revenue in each of the three-month periods ended June, 2012 and June 30, 2011

General and Administrative

General and administrative expenses consist primarily of public company compliance expenses, including legal and accounting expenses. General and administrative expenses for the three month period ended June 30, 2012 increased 1,281%, or $7,556 to $8,146 from $590 for the three month period ended June 30, 2011. The increase in expenses in the current period was primarily due to increased fees associated with the Company’s filing its 2011 annual report with the Securities and Exchange Commission.

Other (Income) Expenses

Interest Expense for the three month period ended June 30, 2012 increased 12%, or $405 to $3,899 from $3,494 for the three month period ended June 30, 2011. The increase in interest expenses is primarily due to a higher outstanding accounts payable balance and higher balance on advances from related parties.

Results of Operations – The Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Revenues

The Company did not recognize any revenue in each of the six-month periods ended June 30, 2012 and June 30, 2011.

General and Administrative

General and administrative expenses consist primarily of public company compliance expenses, including legal and accounting expenses. General and administrative expenses for the six month period ended June 30, 2012 increased 697%, or $7,517 to $8,596 from $1,079 for the six month period ended June 30, 2011. The increase in expenses in the current period was primarily due to increased fees associated with the Company’s filing its 2011 annual report with the Securities and Exchange Commission.

Other (Income) Expenses

Interest Expense for the six month period ended June 30, 2012 increased 20%, or $1,323 to $7,842 from $6,519 for the six month period ended June 30, 2011. The increase in interest expenses is primarily due to a higher outstanding accounts payable balance and higher balance on advances from related parties.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not party to any pending legal proceeding. To the knowledge of our management, no federal, state or local governmental agency is presently contemplating any proceeding against us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None in period ending June 30, 2012.

Item 3.	Defaults Upon Senior Securities

The Company is not currently in default upon any senior securities or other debt securities.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger by and among Vista Continental Corporation, Wolverine Holding Corp., and Huskie Acquisition Corp. (1)
2.2	Certificate of Merger filed August 28, 2009 (1)
2.3	Certificate of Correction Regarding Certificate of Merger filed September 14, 2009 (1)
3.1	Certificate of Incorporation of Wolverine Holding Corp. (1)
3.2	By-Laws of Wolverine Holding Corp. (2)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

(1)	Incorporated by reference from the Company’s Form 8-K12g3 filed February 26, 2010

(2)	Incorporated by reference from the Company’s Form 10-K filed May 24, 2012

*	Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLVERINE HOLDING CORP.

August 13, 2012	By:	/s/ Erik S. Nelson
Erik S. Nelson Principal Executive Officer

