Form 10-Q
period 2012-09-30
WOLVERINE HOLDING CORP.
filed 2012-12-27
CIK 18886

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act) Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 283,981,284 shares as of December 20, 2012.

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

WOLVERINE HOLDING CORP.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash	$–	$–

Total assets	$–	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$93,904	$71,583
Advances from related parties, including accrued interest	14,367	10,878

Total liabilities	108,271	82,461

Stockholders' deficit
Common stock; $0.0001 par value; 500,000,000 shares authorized, 283,981,284 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	28,398	28,398

Additional paid-in capital	11,458,586	11,458,586
Accumulated deficit	(11,324,235)	(11,324,235)
Accumulated deficit during development stage	(271,020)	(245,210)
Total stockholders' deficit	(108,271)	(82,461)

Total liabilities and stockholders' deficit	$–	$–

See notes to condensed financial statements.

WOLVERINE HOLDING CORP.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative since re-entry into development stage January 1,	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2012	2011	2012	2011
Revenues	$–	$–	$–	$–	$–

Operating expenses
General and administrative	233,065	13,755	5,294	5,159	4,215
Total operating expenses	233,065	13,755	5,294	5,159	4,215

Loss from operations	(233,065)	(13,755)	(5,294)	(5,159)	(4,215)

Other expense
Interest expense	37,955	12,055	10,166	4,213	3,647

Net loss	$(271,020)	$(25,810)	$(15,460)	$(9,372)	$(7,862)

Basic and diluted loss per common share		$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding		283,981,284	283,981,284	283,981,284	283,981,284

See notes to condensed financial statements.

WOLVERINE HOLDING CORP.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative since re-entry into development stage January 1,	Nine Months Ended September 30,
	2008	2012	2011
Cash flows from operating activities:
Net loss	$(271,020)	$(25,810)	$(15,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	200,000	–	–
Changes in operating assets and liabilities:
Change in accounts payable	56,653	22,320	11,765

Net cash used in operating activities	(14,367)	(3,490)	(3,695)

Cash flow from investing activities:
Net cash used in financing activities	–	–	–

Cash flow from financing activities:
Proceeds of loans from related parties	14,367	3,490	3,694

Net cash used in financing activities	14,367	3,490	3,694

Net change in cash	–	–	–

Cash, beginning of period	–	–	–

Cash, end of period	$–	$–	$–

Supplemental cash flow information:

Interest paid	$–	$–	$–

Taxes paid	$–	$–	$–

Non-cash financing activities:
Issuance of common stock for satisfaction of liability	$15,000	$–	$–

Cancellation of 32,856,015 shares at par	$3,286	$–	$–

See notes to condensed financial statements.

WOLVERINE HOLDING CORP.

(A Development Stage Company)

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2011 through 2012 and since reentry into development stage. As of September 30, 2012, December 31, 2011 and since re-entry into development stage, the Company had no dilutive potential common shares.

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

NOTE 4 - EQUITY

The authorized common stock of the Company consists of 500,000,000 shares with par value of $0.0001. There were 283,981,284 shares of common stock issued and outstanding at September 30, 2012 and December 31, 2011. respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Amount due to stockholders represents a series of advances from stockholders to fund working capital requirements. These loans have been provided to company through a series of debt agreements that bear an interest rate of 18%, and the amount due including interest can be converted into shares of the company at a conversion rate of $0.01 per share. The balance due to related parties was $14,367 and $10,878 as of September 30, 2012 and December 31, 2011, respectively.

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

Results of Operations – The Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Revenues

The Company did not recognize any revenue in each of the three-month periods ended September 30, 2012 and September 30, 2011.

General and Administrative

General and administrative expenses consist primarily of public company compliance expenses, including legal and accounting expenses. General and administrative expenses for the three month period ended September 30, 2012 increased 22%, or $944 to $5,159 from $4,215 for the three month period ended September 30, 2011. The increase in expenses in the current period was primarily due to increased fees associated with the Company’s filing its 2012 first and second quarter quarterly reports with the Securities and Exchange Commission.

Other (Income) Expenses

Interest Expense for the three month period ended September 30, 2012 increased 16%, or $566 to $4,213 from $3,647 for the three month period ended September 30, 2011. The increase in interest expenses is primarily due to a higher outstanding accounts payable balance and higher balance on advances from related parties.

Results of Operations – The Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Revenues

The Company did not recognize any revenue in each of the nine-month periods ended September 30, 2012 and September 30, 2011.

General and Administrative

General and administrative expenses consist primarily of public company compliance expenses, including legal and accounting expenses. General and administrative expenses for the nine month period ended September 30, 2012 increased 160%, or $8,461 to $13,755 from $5,294 for the nine month period ended September 30, 2011. The increase in expenses in the current period was primarily due to increased fees associated with the Company’s filing its 2011 annual report with the Securities and Exchange Commission.

Other (Income) Expenses

Interest Expense for the nine month period ended September 30, 2012 increased 19%, or $1,889 to $12,055 from $10,166 for the nine month period ended September 30, 2011. The increase in interest expenses is primarily due to a higher outstanding accounts payable balance and higher balance on advances from related parties.

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

None in period ending September 30, 2012.

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

