Form 10-K/A
period 2011-12-31
WOLVERINE HOLDING CORP.
filed 2013-03-14
CIK 18886

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

Wolverine Holding Corp. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on May 24, 2012 for the sole purpose of correcting the date of signature on the Company’s independent registered public accounting firm, Kyle L. Tingle, CPA, LLC’s, Report of Independent Registered Public Accounting Firm appearing on page F-1. The signature date in the previously filed Form 10-K had an inadvertent typographical error.

In order to comply with certain requirements of the SEC’s rules in connection with the filing of this Amendment on Form 10-K/A, this amendment includes  Item 8. Financial Statements and  Item 15. Exhibits, Financial Statement Schedules.  This Amendment No. 1 on Form 10-K/A does not change or update the previously reported financial statements or any of the other disclosure contained in the original Form 10-K.

Consistent with the rules of the SEC, the certifications of the Company’s principal executive officer and principal financial officer as of the date of this Amendment No. 1 on Form 10-K/A are attached as exhibits to this Amendment No. 1 on Form 10-K/A. The only change in these certifications is their date.

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

April 23, 2012

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

* Previously furnished.

(1) Incorporated by reference from the Company’s Form 8-K12g3 filed February 26, 2010

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLVERINE HOLDING CORP.

By:	/s/ Erik S. Nelson
Eric Nelson President, Director

March 13, 2013